Form 10-K
period 2023-12-31
FREYR Battery, Inc. /DE/
filed 2024-02-29
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission file number 333-274434
FREYR Battery, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-3205861
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
6&8 East Court Square, Suite 300,
Newnan Georgia 30263
(678) 632-3112
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FREY	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Common Stock at an exercise price of $11.50	FREY WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of June 30, 2023, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting Ordinary Shares held by non-affiliates, computed by reference to the closing price of $9.35 reported on the New York Stock Exchange, was approximately $1.2 billion. For the purposes of this calculation, shares of Ordinary Shares beneficially owned by each executive officer, director, and holder of more than 10% of our Ordinary Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2024, 139,705,234 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part II and Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

FREYR Battery, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements included in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. This includes, but is not limited to, statements regarding our or our management’s expectations, hopes, beliefs, ambitions, intentions, or strategies. The words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “will”, “would”, the negative of such terms, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s beliefs as well as information currently available to them. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not assume any obligation to update any forward-looking statements.
ii

PART I
ITEM 1. BUSINESS
Overview
FREYR Battery, Inc., a Delaware corporation (“FREYR,” the “Company”, “we”, or “us”), is a developer of clean, next-generation battery solutions. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. Through our strategy of Speed, Scale, and Sustainability, we seek to serve our primary markets of energy storage systems (“ESS”) and commercial mobility, including marine applications and commercial vehicles, and we have future ambitions to serve the electric vehicles market (“EV”).
We have started the development of our first clean battery cell manufacturing project in the U.S. (“Giga America”), which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. Through the development of Giga America, we will pursue the opportunities and incentives provided by the U.S. Inflation Reduction Act of 2022 (the “IRA”). At our Customer Qualification Plant (“CQP”) in Mo i Rana, Norway, we continue to progress our efforts to fully automate production of customer testable batteries using the SemiSolidTM technology licensed from 24M Technologies, Inc. (“24M”), while we simultaneously pursue a conventional battery technology partner to diversify and accelerate delivering our product to market.
As of December 31, 2023, we have not yet initiated manufacturing or derived revenue from our principal business activities.
Background
On January 29, 2021, FREYR AS, a private limited liability company organized under the laws of Norway (“FREYR Legacy”) and Alussa Energy Acquisition Corp., a Cayman Islands exempted company (“Alussa”), among others, entered into the Business Combination Agreement (the “BCA”) to effect a merger between the companies (the “Business Combination”). FREYR Battery, a Luxembourg public limited liability company (“société anonyme”) (“FREYR Lux”) was formed on January 20, 2021, to complete the Business Combination and to serve as the successor entity to FREYR Legacy, the predecessor entity. The merger was completed in multiple stages, pursuant to the terms of the BCA. On July 8, 2021, FREYR Lux’s ordinary shares and warrants began trading on the New York Stock Exchange (“NYSE”) and on July 9, 2021, FREYR Lux completed the Business Combination and FREYR Legacy and Alussa became wholly owned subsidiaries of FREYR Lux.
The Business Combination was accounted for as a reverse recapitalization, with Alussa treated as the “acquired” company for accounting purposes and FREYR Lux issuing shares for the net assets of Alussa, accompanied by a recapitalization. The net assets of Alussa were stated at historical cost, which approximated fair value, with no goodwill or other intangible assets recorded. As a result, the consolidated financial statements for the year ended December 31, 2021 included herein reflect the historical operating results of FREYR Legacy prior to the completion of the Business Combination and the consolidated results of FREYR Lux and its subsidiaries for the period following the completion of the Business Combination.
In 2023, FREYR Lux announced a process to redomicile from Luxembourg to the United States pursuant to an Agreement and Plan of Merger, dated as of October 13, 2023 (the “Merger Agreement”) and the Common Draft Terms of Cross-Border Merger (projet commun de fusion transfrontalière) (the “Cross-Border Merger Agreement”), by and between FREYR Lux and FREYR. At its Extraordinary General Meeting of Shareholders held on December 15, 2023, the shareholders of FREYR Lux approved by the requisite majority the merger of FREYR Lux with and into FREYR, with FREYR as the surviving entity (the “Merger”). On December 31, 2023, FREYR Lux completed the Merger and redomiciliation plan and, as a result of the Merger, FREYR became the successor issuer to FREYR Lux.
For the purposes of this Annual Report on Form 10-K, references to the “Company,” “FREYR,” the “Registrant,” “we,” “our,” “us” and similar terms mean, as of any time prior to the redomiciliation, FREYR Lux and, as of any time after the redomiciliation, FREYR, and where appropriate, their respective wholly owned subsidiaries. See further discussion of the Merger in Note 10 – Warrants and Note 12 – Stockholders' Equity to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Markets and Customers
The global battery market is projected to grow significantly over the next decade driven by the ongoing energy industry’s transformation from traditional fossil fuel energy production systems to renewable energy sources requiring ESS and the decarbonization of transport of commercial and passenger mobility. We believe FREYR is well positioned to capitalize on these industry trends and strives to accelerate this decarbonization by developing and producing batteries at giga scale through our strategy of Speed, Scale, and Sustainability.
FREYR is initially targeting market opportunities in ESS, marine applications, and commercial vehicles, with plans to target additional markets, including battery cells for the EV market.
In 2022, FREYR completed the formation of a module and pack joint venture with Nidec Corporation (“Nidec”) and executed a binding sales (offtake) agreement to supply lithium-iron phosphate (“LFP”) Li-Ion battery cells from 2025 to 2030 to the joint venture, with options for the joint venture to increase the volume and to extend the contract beyond 2030. The joint venture is expected to combine FREYR’s clean, next-generation battery cells with Nidec’s expertise as a global leader in the ESS business to produce modules and packs and generate integrated downstream ESS solutions for industrial and utility grade customers. Conditional offtake agreements have been executed with Powin and other leading ESS and energy technology companies. Conditional offtake agreements are non-binding to the parties. We believe these agreements form a basis for FREYR’s entry into the ESS marketplace.
Strategy
Our vision is to accelerate the decarbonization of all transportation and energy systems with our mission to be a top producer of cost effective, efficient, and environmentally friendly batteries.
FREYR’s technology diversification strategy allows us to pursue conventional technology partnerships, creating new paths to potential financing and commercial opportunities, while continuing to commercially scale up the licensed 24M battery technology. Battery performance is often described through its C-rate, or the measure of current at which a battery is charged and discharged. Batteries with different C-rate capabilities are used for different applications. Higher C-rate batteries, like those made with conventional battery technology, are used for applications in which continuous high power is needed and lower C-rate batteries, like those made with 24M technology, are used for a longer charge and discharge time (4 hours and longer). This dual approach provides us with strategic alternatives and additional flexibility within our stated strategy of Speed, Scale, and Sustainability.
FREYR works at speed to:
•Maximize speed to market of cost-competitive battery cells;
•Capitalize on the projected battery shortfall as electrification accelerates; and
•Commercialize proven conventional technology and 24M technology in battery cell manufacturing.
FREYR intends to maximize scale by:
•Building manufacturing capacity on a gigafactory basis;
•Targeting major addressable markets for electrification; and
•Addressing substantial unmet demand across the ESS, commercial mobility, and EV market segments.
FREYR prioritizes sustainability by:
•Commercializing lower-carbon production methods based on 24M’s SemiSolidTM technology;
•Prioritizing the sourcing of localized, low-cost, and, renewable energy supply; and
•Forming strategic alliances to help ensure decarbonized low-cost raw material supply.
In 2023, FREYR was a founding member of the Energy Transition Acceleration Coalition (“ETAC”), a collaborative alliance of global business partners focused on commercializing decarbonization solutions through clean battery deployment. The ETAC now also includes Glencore Plc (LN: GLEN), Caterpillar Inc. (NYSE: CAT), Siemens AG (FWB: SIE), Nidec Corporation (TSE: 6594) and SAP SE (FWB: SAP). The members of ETAC are focused on identifying and pursuing mutual areas of commercial interest along the battery value chain. Potential arenas of commercial collaboration by ETAC’s members include battery cell manufacturing; pack and module integration; digital and software services; mining and refining; power market stationary storage applications; electric transportation; and recycling/end-of-life solutions.
Competitive Landscape
FREYR’s competitors include major battery manufacturers currently supplying the markets, automotive original equipment manufacturers (“OEMs”), and potential new entrants, including CATL (China), BYD (China), LG Chem (South Korea), Samsung SDI (South Korea), SK Innovation (South Korea), Panasonic (Japan), and Northvolt (Sweden). Additionally, there are several development-stage companies seeking to improve conventional lithium-ion batteries or to develop new technologies for batteries. These companies are in varying stages of development and commercialization.
FREYR seeks to compete with these companies by fulfilling the customers’ needs for localized production and supply of batteries and on the basis of its sustainable, low-cost production practices. Localized production of batteries allows for a more secure supply and lower transportation costs, and initiatives in Europe and the U.S. are seeking to source batteries outside of China to minimize political and national security concerns. FREYR’s production strategy includes manufacturing batteries using our licensed technology from 24M, which is expected to include a simplified manufacturing process, lower costs, and more efficient recycling after the end of the product’s lifecycle to provide our customers with more sustainable batteries.

Plant Construction
FREYR is initially developing its production capacity with a giga scale factory in the U.S.
Giga America
In November 2022, the Company, through its U.S. subsidiary FREYR Battery US, LLC, acquired approximately 368 acres of land in Coweta County, Georgia, which is intended to be the site of the Company’s Giga America battery cell manufacturing plant. Production at Giga America is expected to meet the demand for U.S. and possibly European customers.
FREYR’s priority focus on manufacturing in the U.S. is based on strong tailwinds in U.S. renewable energy development, an intensifying focus on grid stability initiatives, and the tax incentives associated with the IRA which was signed into law in the U.S. on August 16, 2022. The IRA includes $369 billion in climate and energy-related provisions, including those to incentivize and accelerate the build-out of renewable energy and accelerate the adoption of EV technologies. The IRA creates specific tax credit incentives for the manufacturing and production of battery cells, modules, and electrode materials in the U.S., and extends the investment tax credit to standalone battery storage technology projects for the first time without co-location requirements to solar or wind developments. The IRA will likely drive significantly lower battery costs and prices in the U.S., potentially leading to a surge in domestic ESS activity.
FREYR is currently pursuing two tracks of development for Giga America in alignment with our technology diversification strategy. The financing options for Giga America may include the U.S. Department of Energy (“DOE”) Title 17 Clean Energy Financing Program and project-level equity funding. Track one would feature a multi-line 24M scaled technology, while track two would be based on conventional battery technology. FREYR targets making a final investment decision on Giga America by the end of 2024, which could include plans for one or both tracks.
Customer Qualification Plant
At our CQP, we continue to progress our efforts to fully automate production of customer testable batteries using the SemiSolidTM technology licensed from 24M. This 13,000 square meter facility is located in Mo i Rana, Norway, and houses the equipment for an initial production line with 24M technology and lithium-ion battery chemistry. Commissioning of this equipment is near completion, as we continue to make progress toward the achievement of fully automated cell production. Production from the CQP is expected to provide samples to enable early customer engagement and to test new or alternative battery materials, improve production line equipment, and find new solutions to manufacturing challenges over time. The CQP will also incorporate a battery testing center. This is important to our product development and continued optimization of our battery products to meet evolving customer needs. Future development and expansion could incorporate alternative chemistry models and additional advances in battery technology through our ongoing cooperation with 24M and/or joint ventures, and licensing opportunities.
Giga Arctic
In June 2022, prior to the passage of the IRA, FREYR formally sanctioned the construction of Giga Arctic, a 120,000 square meter gigafactory in Mo i Rana, Norway. In 2023, we substantially completed groundworks and certain foundation structures, erected the initial building and secured and weatherized it, and then suspended work on the planned gigafactory. FREYR expects to minimize 2024 spending and continue to work with stakeholders in Norway and Europe to develop an appropriate policy solution to better compete with incentives under the IRA.
Research & Development and Technology
Research and Development
FREYR’s research and development (“R&D”) activities are primarily related to development of the 24M technology manufacturing process using LFP chemistry and the startup of manufacturing and process optimization at the CQP. Additional R&D activities could incorporate development of conventional battery production technology, continued development of the 24M technology, and additional advances in alternative chemistry models or battery technology through our partnership with 24M, joint ventures, and licensing opportunities.
The Company’s primary R&D locations currently include the following facilities:
•The CQP in Mo i Rana, Norway - This facility focuses on the development, industrialization, continual improvement, and optimization of our manufacturing process, including the qualification of suppliers and testing of materials and cells, as well as the development of products to meet specific customer needs; and
•Technology resources, campus and business unit in Fukuoka, Japan - This leased facility focuses on material qualification, process development, and innovation activities for further development of the 24M battery platform.
Technical Advisory Board
In 2023, FREYR established a dedicated Technical Advisory Board (the “TAB”) consisting of subject matter experts whose purpose is to evaluate, support, and advise senior management on matters of technology. The TAB’s members include a member of our Board of Directors, our Chief Technology Officer, and external subject matter experts.

24M License and Technology
FREYR, through its subsidiaries FREYR Battery Norway AS and FREYR Battery US, LLC, executed two similar license and services agreements with 24M, dated December 15, 2020, (as subsequently amended and collectively the “24M License”). The 24M License provides FREYR with rights, which in specified cases are on an exclusive basis, to exploit certain patents and patent applications useful for or related to the manufacture, assembly, test, operation, and service of SemiSolidTM battery cells and modules owned, controlled, developed, or acquired by 24M or any of its affiliates, noting that 24M and FREYR have agreed to a limited exclusivity, non-compete, and additional licensing framework. Additionally, 24M will provide certain services to FREYR, including technical training of engineers, provision of information relevant to constructing and operating the factory, and on-site support. The 24M License will continue for the duration of the licensed patents and patent applications begin validly in force unless terminated earlier by FREYR or 24M pursuant to the terms of the 24M License.
The cost of the rights and services in the 24M License was $20.0 million, payable in several installments and an ongoing royalty fee based on sales revenue and volumes. Additionally, 24M and FREYR agreed to an additional service fee of $8.8 million in exchange for the completion of R&D work packages related to cell performance, $6.6 million of which was paid during 2023. The estimated period of performance for the services is 20 months, from November 2022 until June 2024. The service fee is recognized as R&D expense on a straight-line basis over the service period.
FREYR expects to be able to apply this battery cell and production process technology to a variety of commercially available cathode and anode chemistries for a wide range of applications. Initially, the 24M technology is expected to be used to produce batteries for utility scale and commercial ESS, commercial vehicles, and marine applications. Future technology advances, currently in development at 24M, could further increase the market penetration and adoption of 24M’s SemiSolidTM technology. The 24M production process, currently being implemented at the CQP, is discussed further below.
Conventional Battery Technology
Conventional battery technology describes the know-how currently in use by various manufacturers to produce batteries for industrial and consumer purposes. These batteries, often manufactured in Asia, can be made with various battery chemistries, which are suitable for FREYR’s target markets including rechargeable batteries made with LFP and other battery chemistries. As this is proven technology with a long history of production, batteries can be made with this technology without a significant time or monetary investment in research and development by partnering with an existing battery producer which can further reduce the time to market. FREYR is currently engaging with multiple conventional technology partnership candidates.
Aleees License and Technology
In October 2022, FREYR signed a license and services agreement with Taiwan based Advanced Lithium Electrochemistry Co., Ltd. (“Aleees”). The agreement, which includes ongoing services and support from Aleees, provides FREYR with a 20-year worldwide license to produce and sell LFP cathode battery material based on Aleees’ technology and to build production facilities leveraging Aleees’ industrial experience. The license is cancelable without cause at FREYR’s option after 10 years. Aleees is a qualified supplier of LFP cathode material to 24M and an established LFP cathode producer outside of mainland China. LFP cathode materials represent a significant component of the cost of a battery cell and the projected full-cycle supply chain carbon footprint of cells. Through this agreement and in cooperation with Aleees and other potential partners, FREYR believes it is positioned to become a low cost and low carbon emission producer of LFP cathode material.
Manufacturing Process
CQP Production
FREYR’s cell production process in our initial CQP production line is based on LFP chemistry utilizing our licensed SemiSolidTM technology and partnership with 24M. The battery cell manufacturing process is accomplished in multiple steps over three major stages - electrode creation, cell assembly, and formation and aging. Traditional electrode manufacturing includes the mixing and coating of multiple thin layers of anode and cathode materials to produce the electrode. In FREYR’s cell production process, fewer and thicker layers are created. During assembly of the cell, the electrodes are stacked as determined by the final cell configuration. Aging, charge and discharge cycles, and testing of the cell can then occur. Manufactured battery cells can be assembled into packs and modules for a variety of applications.
FREYR has found that commissioning and completing the CQP for scaling the 24M platform for fully automated production at gigascale has proven more challenging and time consuming than initially expected. FREYR is continuing to work with 24M, our vendors, and our partners to complete commissioning of all equipment to achieve fully automated cell production during 2024.
The anticipated advantages of the 24M process technology over traditional battery manufacturing methods include:
•Reduction in the number of production steps, which could result in a material reduction in required manufacturing footprint, energy consumption, and labor requirements;
•Production process free of 1-methyl-2-pyrrolidone (“NMP”), an industrial solvent subject to regulation in Europe which requires a complex and costly recovery process;

•Chemistry-agnostic platform supporting current and next generation anode and cathode chemistries, such as higher silicon content anodes, higher voltage cathodes, dual electrolyte systems, and pre-lithiation implementation;
•Reduction in the use of inactive raw materials, due to thicker electrodes with more active, energy carrying material;
•Larger cell formats; and
•Simplified recycling process, primarily due to the elimination of the need for chemical binders.
Giga America Production
FREYR is currently pursuing two tracks of development for Giga America in alignment with our technology diversification strategy. As a result, the initial Giga America production lines may use either 24M battery technology, conventional battery technology, or both. FREYR targets making a final investment decision on the initial Giga America factory and production lines by the end of 2024. Additional facility expansions may utilize different technologies in parallel with the initial production configuration.
Material Suppliers
The manufacturing of battery cells requires coordination with a variety of specialized material suppliers, many of which are currently located in Asia. Ultimately, FREYR is working to localize its supply chain where possible to supply its CQP and later its Giga America facility. FREYR believes that regional raw material supply will expand its low cost, margin, and sustainability advantages by minimizing the distance supplies must travel and ensuring supply chain consistency. FREYR also expects that localized material supply will make it a more attractive trade partner given potential trade policy developments, increased supply chain tracing in Europe and North America, and the logistical challenges of global manufacturing.
In 2022, FREYR signed a long-term physical supply agreement with Statkraft, Europe’s largest producer of renewable energy. The agreement provides a supply of hydropower renewable energy to cover all of FREYR’s currently anticipated electricity needs for the CQP through 2031 and ensures physical delivery of energy from the central grid in Mo i Rana.
In 2022, FREYR signed a service agreement with ITOCHU Corporation (“ITOCHU”), the Japan-based global trading and import/export company. As part of this agreement, ITOCHU will serve as a direct materials supplier for FREYR’s procurement and supply chain operations to secure the raw materials required for FREYR’s planned battery production.
Sustainability
FREYR has a strong commitment towards environmental, social, and governance (“ESG”) considerations. FREYR's central sustainability objective is to achieve gigascale battery production, a pivotal step in the support of renewable energy to curb greenhouse gas emissions. Scaling up renewable energy in the power sector is expected to drive significant decarbonization of these major carbon emitting sectors of the global economy. Providing battery power storage to solar and wind farms allows power generated by these renewable sources to be used when they are not actively generating power. This added flexibility between power generation and power usage times can actively contribute to the growth of renewable energy, thereby decreasing dependence on fossil fuels to power electric grids. Additionally, our batteries could play a role in mitigating CO2 emissions from internal combustion vehicles within the transportation system.
In addition to driving the energy transition through the production of batteries for storage and transportation, we are also focused on mitigating the impacts of our own business, throughout our value chain, including the carbon emissions created in producing the batteries. We are working with our global supply chain partners to deliver environmental and social performance to international standards.
International cooperation and outreach related to climate change are increasing focus on sustainability and this is driving a new era of disclosure and accountability across industries and countries. FREYR has aligned our Company goals with the United Nation’s Sustainable Development Goals (“SDGs”), with a focus on the following SDGs:
•Affordable and clean energy;
•Decent work and economic growth;
•Sustainable cities and communities;
•Climate action;
•Industry, innovation, and infrastructure;
•Responsible consumption and production; and
•Partnerships for the goals.
FREYR’s ambition is to support these SDGs and achieve full-cycle sustainability through our focus on:
•Strong Governance - We are committed to instituting best-practice governance policies and procedures to support our sustainability goals. Honesty, integrity, fairness, and respect should be exhibited in all business dealings of FREYR. We promote transparency and accountability grounded on sound business practices. To this end, we have implemented various policies and procedures including an Anti-Bribery and Anti-Corruption Policy, a Code of

Business Conduct and Ethics, and a Supplier Code of Conduct. We also have a Whistleblower Program to allow confidential reporting of violations of our policies.
•Sustainability in our Supply Chain - FREYR generally requires that suppliers sign FREYR’s Supplier Code of Conduct setting forth FREYR’s expectations to our suppliers that their materials are produced in a responsible manner and under conditions showing due respect to international labor standards and the environment. We are actively engaging with vendors to develop supply agreements for active materials and consider the impact of emissions as part of our vendor selection process. FREYR’s CQP will primarily use carbon-free hydropower in Mo i Rana.
•Sustainability in Operations - We are dedicated to avoiding and minimizing any adverse environmental impacts linked to our business operations. This includes adverse impacts as a result of FREYR’s business operations directly, as well as any indirect impacts such as impacts related to business partners and suppliers. In addition, FREYR’s 24M-based manufacturing facilities will target minimal direct CO2 and toxic substance emissions from the manufacturing process.
•Human Rights / Health and Safety - We are committed to safeguarding human and labor rights, providing appropriate working conditions, and protecting the health and safety of our employees. Our Human Rights Policy underscores our commitment to our workforce and extends to our contractors, suppliers, and partners. We will ensure that our employees receive the proper training to perform the work in a safe and secure manner and provide the equipment necessary to conduct the work safely.
Employees and Human Capital
Our people are vital to our success as an organization and to our ability to implement our long-term goals and objectives. FREYR’s human capital goals include ensuring that we have the right talent, in the right place, and at the right time. We accomplish this through our commitment to supporting our employees throughout the full employment life cycle.
We have programs dedicated to identifying new talent with the skills and experience needed to succeed in a competitive industry. FREYR strives to attract individuals who share our values of innovation, collaboration, respect, and empowerment. Our mission, vision, and values as an organization also help us to attract dedicated and committed employees. FREYR promotes a diverse working environment and a culture of equal opportunities and non-discrimination. We strive to secure a diverse group of candidates for each of our open positions. To that end, we have developed strong relationships with a variety of industry associations that represent diverse professionals and with diversity groups on university and college campuses where we recruit.
Our training program is designed both to support employees and leaders in their work through compliance with Company policies and procedures as well as in their professional development.
FREYR has designed a compensation structure, including an array of benefit plans and programs, that we believe is attractive to prospective employees and supports the retention of existing employees. We also offer share-based compensation under our long-term incentive program to certain employees. In addition to fair and equitable compensation programs, FREYR also seeks to retain its employees by using their feedback to create and continually enhance programs that support their needs. FREYR has formal annual goal-setting and performance review processes for its employees. FREYR monitors and evaluates various turnover and attrition metrics throughout its management teams to monitor and support its retention efforts.
We have a diversified and experienced management team with relevant international experience. The team combines strategic partnership and battery expertise, execution track-record from large scale industry and renewable energy projects, as well as experience from disruptive technology and battery and electrical automotive industries.
In November 2023, FREYR announced a restructuring process (the “Restructuring”), which focused on preserving Company liquidity during scale up of the CQP and development of Giga America, allowing us to rationalize spending while continuing to fund critical initiatives. The Restructuring included spending cuts, changes in reporting lines, and a reduction in force (“RIF”) that resulted in a total of 58 employees, and an additional 20 full time consultants, receiving a notice of termination in 2023. Most of these employees and consultants ceased their work in 2023, but will formally exit the organization in the first quarter of 2024. We made it a priority to treat outgoing employees fairly and with respect throughout this difficult process. See further discussion of our RIF in Note 3 to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
FREYR had 263 employees, substantially all of which are full-time, as of December 31, 2023, or 205 employees after the full effect of the RIF is incorporated.
Government Regulation/Compliance
As a multinational company, FREYR is subject to government regulations and compliance with various laws and business practices in federal, state, and local jurisdictions in the U.S., as well as in multiple jurisdictions internationally. These laws and regulations include, but are not limited to, those related to general corporate regulations, health and safety, and industry-specific compliance.
FREYR is subject to relevant workplace safety requirements, such as the Occupational Health and Safety Administration in the U.S. and the Norwegian health, safety and environment requirements in Norway. FREYR will also be subject to health and safety regulations specifically applicable to its business, for instance in relation to the handling of high voltage electricity in the production facilities, chemicals and materials handling, and explosion hazards.
Industry specific regulations, including those related to the manufacture, transportation, use, and ultimate disposition of batteries are a changing area of compliance. Industry specific regulations may apply to FREYR’s activities Company-wide or in specific jurisdictions. The European Union (“EU”) Battery Regulations, for example, will provide new requirements related to sustainability, safety, labeling, and end-of-life management of batteries placed in EU and European Economic Area (“EEA”) markets. Additionally, there are further requirements related to supply chain due diligence, which includes documentation of human rights and environmental due diligence of the supply chain for cobalt, natural graphite, lithium, and nickel, as these are critical materials used in the production of batteries.
FREYR is committed to complying with all relevant laws and regulations for its business and operations.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on the investor section of our Company website at https://www.freyrbattery.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
ITEM 1A. RISK FACTORS
Summary of Risk Factors
The following summarizes the significant factors, events, and uncertainties that could create risk with an investment in our securities. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, strategy, financial condition, operating results, cash flows, liquidity, and stock price. These risk factors are not exhaustive and do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider as presenting significant risks to our operations, or which we currently deem immaterial may also have a material adverse effect on our business, financial condition, and results of operations.
•Changes adversely affecting the battery industry and the development of existing or new technologies;
•The failure of 24M technology or our batteries not performing as expected;
•24M or other future counterparties will provide similar licenses to other manufacturers which will increase our competition;
•Our ability to manufacture battery cells and to develop and increase our production capacity in a cost-effective manner;
•Our ability to compete with lower cost battery manufacturers from jurisdictions with more favorable government subsidies than jurisdictions where we manufacture our battery cells;
•Our ability to adapt our business plans to changing governmental policies in the jurisdictions where we manufacture our battery cells;
•The electrification of energy sources does not develop as expected, or develops more slowly than expected;
•Technological developments in existing technologies or new developments in competitive technologies that could adversely affect the demand for our battery cells;
•General economic and geopolitical conditions;
•Increases in the cost of electricity or raw materials and components;
•Our ability to protect our intellectual property;
•Changes in applicable laws or regulations, including environmental and export control laws;
•Our ability to comply with legal and environmental regulations;
•Our ability to attract and retain key employees and qualified personnel and add significant staff;
•Our ability to execute and realize our business strategy and plans, including our ability to enter into joint ventures and other licensing arrangements with conventional and other battery technology partners due to uncertainty with changing government policies in the jurisdictions where we manufacture our battery cells;
•Our ability to target and retain customers and suppliers;
•The failure to establish and maintain effective internal control over financial reporting;
•Damage, failure, or interruption of our information technology systems, including due to cyber-based attacks and breaches;
•Our ability to assert, enforce and otherwise protect against unauthorized use of intellectual property rights licensed from 24M, which could result in our competitors using the intellectual property to offer products;
•The outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims;
•Our capital, organizational, and ownership structure;

•Whether and when we might pay dividends;
•Our ability to source materials from an ethically- and sustainably-sourced supply chain and 24M-qualified suppliers in sufficient quantities;
•The result of future financing efforts, including our ability to raise capital due to the unpredictability and volatility of changing governmental policies affecting the battery manufacturing industry in jurisdictions where we manufacture our battery cells;
•The existence of, and our ability to qualify for, governmental and other economic incentives;
•The cost-competitiveness, carbon footprint, energy density and charge rates of our batteries;
•The timing, capacity, configurations and locations of our battery factories and production lines;
•The planned construction and production timing for the CQP and the planned construction period for our gigafactories;
•The cost to build the CQP and the gigafactories;
•Our expectations for our general and administrative expenses;
•Our expectations about market supply, demand, and other dynamics, including the number of industrial-scale battery manufacturing facilities in the United States and Europe, supply costs, regulatory developments, increased globalization, and consolidation in the automotive and energy industries;
•The use and mix of lithium-nickel-manganese-oxide and lithium-iron-phosphate battery chemistries, including shifts in the battery chemistry mix due to conversations with potential customers;
•The market segments that we will initially target;
•Whether we will successfully enter into or obtain, and the impact of failing to sign or obtain, customer offtake agreements, necessary consents, other commercial agreements, permits, or licenses in a timely manner or at all
•Our ability to enter successful joint venture partnerships and licensing arrangements; and
•Our ability to commercialize 24M and other technology for our licensing strategy and business plans.
Risks Relating to the Development and Commercialization of FREYR’s Battery Cells
FREYR’s success will depend on its ability to manufacture battery cells, and to do so economically, at scale, of sufficient quality, on schedule, and to customers’ specifications.
FREYR’s future business depends in large part on FREYR’s ability to execute its plans to develop, manufacture, market, and sell its battery cells and to deploy the battery cells at sufficient capacity and agreed specifications to meet the demands of customers. FREYR has no prior experience manufacturing battery cells and cannot be certain that the technologies and methods it intends to use will result in efficient, automated, low-cost manufacturing capabilities and processes, that will enable FREYR to meet the quality, price, engineering, design, production standards, and production volumes, required to successfully market its battery cells.
Even if FREYR is successful in developing its manufacturing capability and processes it cannot be certain whether it will be able to do so in a manner that avoids cost overruns, meets its commercialization schedules, and satisfies the requirements of customers. Construction and manufacturing are subject to a number of risks and uncertainties that could be negatively impacted by factors both within and beyond FREYR’s ability to control, including but not limited to, difficulty in obtaining permits, delays, and cost overruns, any of which could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR’s license with 24M is subject to various risks and uncertainties, which could adversely affect FREYR’s business and future prospects. There can be no assurances that 24M or other future counterparties will not provide similar licenses to other manufacturers, which will increase the competition faced by FREYR.
The 24M License is subject to various risks, which could adversely affect FREYR’s business and future prospects. There are no assurances that 24M or its successors will not provide similar licenses to other battery cell manufacturers, outside the exclusivity and non-compete restrictions detailed in the 24M License, thus increasing the competition faced by FREYR.
The 24M License provides FREYR with the rights to use 24M’s technology and accelerate FREYR’s time to market. FREYR’s business, competitive advantage. and financial results rely heavily on the technology licensed from 24M and its relationship with 24M. However, 24M may have economic, business, or legal interests or goals that are inconsistent with those of FREYR. If 24M is unable or unwilling to meet its economic or other obligations under the 24M License, FREYR may be required to either fulfill those obligations alone or be unable to replicate the services to be provided by 24M. Furthermore, any disagreement with 24M or its successors, or termination of the 24M License would result in a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows, including impeding FREYR’s ability to maximize the benefits of its licensing strategy and delay the development, construction, or deployment of FREYR’s battery plants, to the extent not replaced with an alternative battery technology.
24M and FREYR have agreed to a limited exclusivity and non-compete framework in the 24M License, which is limited by geography and time and is conditional on FREYR’s materially proper performance of its 24M License obligations. For example, the 24M License grants exclusivity that is limited to the Scandinavian region and the EEA until December 31, 2023, and in the U.S. exclusivity may cease if FREYR does not meet a sustained annual production rate by December 31,

2025. Subject to these agreed exclusivities and non-compete limitations in the 24M License, the future use by FREYR’s competitors or potential competitors of 24M technology could result in a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
The 24M technology or other technology licensed by FREYR may not perform as expected.
The technology licensed from 24M has not yet been commercialized on a gigafactory scale and therefore the technology and the battery cell manufacturing process may take longer or require more effort than planned to commercialize or may not perform as expected. In addition, FREYR may license technology from other third parties, including conventional battery technology, which may not have been commercialized broadly or at all.
If the cost, manufacturing process, performance characteristics, or other specifications of batteries produced with the 24M technology, or technology licensed from another counterparty, including conventional battery technology, are significantly different than anticipated or are unable to be realized for production at gigascale, FREYR’s projected sales, costs, time to market, competitive advantage, product pricing, and margins would likely be adversely affected. If FREYR’s licensed technologies do not perform as expected, FREYR’s business, financial condition, operating results, and cash flows could be adversely affected.
FREYR’s success depends in part on its ability to construct and equip manufacturing facilities in a timely and cost-effective manner.
FREYR’s ability to plan, construct and equip manufacturing facilities is subject to significant risks and uncertainties. The construction of manufacturing facilities is subject to the risks and uncertainties inherent in any construction project and particularly in the development and construction of new facilities, including risks of delays and cost overruns, which FREYR has experienced in the past. Additionally, manufacturing equipment may take longer and cost more to engineer, build, and install than expected, and may not operate as required to meet FREYR’s production plans.
The development phase of the manufacturing facilities includes obtaining several consents, commercial agreements, permits, and licenses from relevant authorities and stakeholders to secure rights for construction and operation activities, and of which could be delayed or denied, negatively impacting construction time-frames and cost estimates. FREYR also depends on third-party relationships in the development and construction of production equipment, which may subject FREYR to the risk that such third parties do not fulfill their obligations.
If FREYR is unable to build its manufacturing facilities, FREYR will be unable to operate its business as expected. If the demand for FREYR’s battery cells or production output is not as expected, FREYR’s constructed manufacturing facilities may have capacity significantly in excess of the demand for FREYR’s products, resulting in a higher cost per unit.
The inability to construct and equip FREYR’s manufacturing facilities in a timely or cost-effective manner or any significant excess of production capacity over product demand, including the impact of factors both within and outside of FREYR’s control, could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR will rely on complex machinery for its operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs, as well as the risk of damage or destruction.
FREYR will rely heavily on complex machinery in its large-scale manufacturing operations for the production of its battery cells. Except for the CQP equipment, FREYR has not acquired, developed, or operated such machinery in the past. The work required to design, secure, and integrate this equipment into the production of FREYR’s battery cells is time intensive and requires FREYR to work closely with third-party equipment and technology providers to ensure that it works properly for FREYR’s specific licensed-in battery technology.
This production technology will be provided by third parties and will generally require FREYR to enter into binding agreements with respect to such equipment and technology. FREYR has previously entered into agreements with 24M to license battery cell technology and with Aleees to license cathode material technology, as well as agreements with Hana Technology Co. Ltd, NTE Process, and Mpac Group to provide specialty equipment. There is no guarantee that such third-party technology or machinery will perform as expected; achieve the desired or expected automation or efficiency; or that FREYR will have enforceable guarantees or recourse from the providers. Additionally, FREYR’s equipment purchase agreements signed directly with suppliers may result in equipment that does not fully integrate with the 24M technology. Although such purchasing decisions will be partially based on 24M’s input and/or with 24M qualified suppliers, FREYR will not have any guarantee or recourse from 24M for such input, including if the equipment cannot be successfully integrated. FREYR will be responsible for any costs associated with achieving operability and integration of the equipment. There is a risk that FREYR will be unable to successfully operate such machinery and this design and integration work, including the work to be performed by third-parties, will involve a significant degree of uncertainty and risk.
FREYR’s CQP and its gigafactories will require complex machinery, and such machinery will require routine maintenance and will likely suffer unexpected malfunctions from time to time, which will require repairs and spare parts to resume operations. Unexpected malfunctions of FREYR’s production equipment may significantly affect the intended operational efficiency, as can failures by suppliers to deliver necessary spare parts or components in a timely manner and at prices and volumes acceptable to FREYR. Additionally, environmental hazards, difficulty, or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fire, seismic activity, and natural disasters can all affect the operation or intended operational efficiency of FREYR’s production equipment.

Operational or technical problems with FREYR’s manufacturing equipment could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. In addition, in some cases operational or technical problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. All of these operational or technical problems could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR’s planned manufacturing plants, facilities, systems, and infrastructure are subject to risks that could result in these facilities not becoming operable on schedule, or at all, or becoming damaged or destroyed, resulting in disruptions to FREYR’S battery cell production.
FREYR has leased the land for its CQP and the Giga Arctic site in Mo i Rana and FREYR holds the land for the intended site of the Company’s Giga America battery cell manufacturing project in Coweta County, Georgia, U.S. The construction of these plants, or other plants or facilities constructed in the future, and its related systems and infrastructure may be halted, damaged, or rendered uninhabitable or inoperable, by natural or man-made disasters, including earthquakes, fire, flood, hurricanes, power outages, telecommunications failures, break-ins, political conflicts, war, riots, terrorist attacks, and health epidemics or pandemics. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures, or internet failures, which could adversely affect FREYR’s ability to manufacture battery cells and could cause the loss or corruption of data or malfunctions of software or hardware.
The plant and equipment FREYR will use to manufacture the battery cells would be costly to repair, replace, or qualify for use, all of which could require substantial lead time. In addition, as a result of the concentration of the CQP and Giga Arctic facilities in Mo i Rana, Norway, FREYR’s operations and assets could be more significantly affected by negative developments in this area than if these assets were spread out over several regions.
The inability to produce FREYR battery cells or the backlog that could develop if a manufacturing plant or facility is inoperable for any length of time may result in the loss of customers or harm FREYR’s reputation. Although FREYR plans to obtain and maintain insurance for damage to its property and the disruption of its business, this insurance may be challenging to obtain and maintain on terms acceptable to FREYR and may not be sufficient to cover all of FREYR’s potential losses.
Any delays in the construction or equipping of a FREYR manufacturing plant or any damage or destruction to a plant could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR may not be able to establish sufficient supply relationships for necessary components and materials which could prevent or delay the production of FREYR’s battery cells.
FREYR relies on third-party suppliers for components necessary to develop and manufacture its battery cells, including key supplies of cathode, anode, and other materials. Although FREYR has entered into definitive agreements for the supply of certain of these materials and supplies, FREYR has not yet concluded definitive supply agreements for all necessary inputs into its manufacturing process. FREYR currently depends on a number of 24M qualified third-party suppliers that have pre-existing relationships with 24M. As a result, any disagreement under or termination of the agreement with 24M may negatively affect FREYR’s ability to maintain relationships with such third-party suppliers. If FREYR is unable to source sufficient materials for its manufacturing operations from qualified suppliers at agreed upon times and quality and in sufficient quantities, FREYR’s business, financial condition, operating results, and cash flows could be adversely affected.
FREYR brands itself as a manufacturer of environmentally clean, low-cost battery cells, which are produced using an ethically and sustainably-sourced supply chain. FREYR cannot guarantee that its suppliers will maintain agreed-upon quality and sourcing standards. If FREYR is unable to partner with such suppliers or if such materials are not available in the geographic areas where we plan to operate at sufficient quality and quantities, FREYR’s business, financial condition, operating results, and cash flows could be adversely affected.
FREYR has not contracted with and secured and qualified secondary suppliers for all of the key inputs in its manufacturing process. Any disruption in the supply of components or materials could temporarily delay or disrupt the production of FREYR’s battery cells until an alternative supplier is able to supply the required material. The production of FREYR’s battery cells involves complex interdependent processes, and as such, disruption in one component of the supply chain could materially affect other components or materials, which could lead to further delays and adverse effects. Supply disruptions could originate with or be exacerbated by unforeseen circumstances, governmental changes, international conflicts, international health crises or pandemics, and other factors both within and beyond FREYR’s ability to control or anticipate. Any of the foregoing could materially and adversely affect FREYR’s business, financial condition, operating results, and cash flows.
FREYR may be unable to adequately control the costs or adjust to substantial increases in the prices for FREYR’s raw materials, components, equipment, and machinery.
FREYR is exposed to multiple risks relating to the availability and pricing of raw materials and components. FREYR has incurred, and expects to continue to incur, significant costs related to procuring components and materials required to manufacture and assemble its battery cells, modules, and packs. FREYR expects to use various expensive and difficult-to-source materials in its manufacturing. Prices of certain materials, such as lithium, are commodities, which are subject to volatile market price fluctuations, which can be difficult to predict. FREYR may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to FREYR. Inflation, increases in building material costs, changing exchange rates, and other factors have impacted FREYR’s expenses in the past. In the future, currency fluctuations, trade barriers, tariffs, shortages and other general economic or political conditions may limit FREYR’s ability to obtain key components for its battery cells or significantly increase freight charges, raw material costs and other expenses associated with FREYR’s business. Additionally, FREYR’s business model, brand, and reputation depend in part on the ability to find ethically sourced materials, which could further increase prices.
Manufacturing of battery cells, modules, and packs is a capital-intensive process that requires a significant investment in buildings, equipment, and components of the manufacturing process. Investment in high-tech equipment could allow FREYR to be more flexible in responding to customer needs and specifications, and could allow for more efficient manufacturing operations, however, such equipment can be expensive to purchase, install, and maintain. The cost of purchasing or constructing manufacturing operations is subject to a number of risks and uncertainties both within and beyond FREYR’s ability to control. This can include, but is not limited to, inflationary pressures on costs, increased commodity pricing for building materials such as steel, and increased global logistics costs.
Given the competitive nature of the market FREYR operates in, it is unlikely that increases in expenses can be passed on to customers, thus substantial increases in the prices for FREYR’s raw materials or components could materially and adversely affect FREYR’s business, financial condition, operating results, and cash flows.
FREYR is sensitive to increases in the cost or supply of electricity.
Access to low-cost and reliable sources of electricity is important to FREYR’s business. The business can benefit from low electricity prices and any fluctuation in such prices could adversely affect FREYR’s business and prospects. Electricity prices, regulations, and power generation methods can vary significantly for different locations.
In Georgia, FREYR is able to negotiate initial power contracts with any qualified local suppliers and prices are based on macroeconomic forces and market conditions and the cost of production in the local or regional market. With the current power generation mix in Georgia, these costs are highly correlated to market prices of natural gas. Industrial users of a large quantity of power are generally better able to negotiate favorable pricing due to the large and consistent load profile. In Norway, electricity prices are determined in a Norwegian and EEA-wide marketplace, in which local prices are strongly affected by constraints and changes in constraints on transmission and storage of electricity.
Changes in regulations and changes in infrastructure may increase FREYR’s cost of electricity, which it may not be able to pass on to customers through increased prices, or such price increases may reduce demand. FREYR is also exposed to changes in grid tariffs as a result of contemplated investments in power grids and changes in the grid structure in Norway, either of which would likely cause the grid operator to raise tariffs in order to finance such investments or changes.
In 2022, FREYR signed a long-term physical supply agreement with Statkraft that secures supply of hydropower renewable energy to cover all of FREYR’s currently anticipated electricity needs for the CQP through 2031 and ensures physical delivery of energy from the central grid in Mo i Rana. There can be no assurance that this contract will provide energy prices that are favorable as compared to market prices during the contract period, provide sufficient power for all of FREYR’s needs in the region, and offset most or all risks of rising energy prices. In addition, the contract may provide more power or provide power at different time periods than FREYR ultimately needs, which could result in additional costs or exposure for FREYR.
Additionally, FREYR has not yet negotiated power supply agreements for Giga America or other potential locations, which subjects FREYR to potential energy price fluctuations in these areas. Any of the above impacts could materially and adversely affect FREYR’s business, financial condition, operating results, and cash flows.
FREYR’s current and expected use of joint ventures and other collaborative arrangements subjects FREYR to various risks and uncertainties.
FREYR has in the past entered into, and anticipates in the future entering into, joint ventures or other collaboration arrangements with various partners with expertise in raw material supply, component manufacturing, battery cell manufacturing, battery modules and packs, and other synergistic proficiencies. However, there can be no assurance that FREYR will be able to consummate such joint ventures or other arrangements or that such arrangements will provide the expected benefits to FREYR. Joint venture arrangements have in the past and may in the future require FREYR, among other things, to pay certain costs, make certain capital investments, or seek the joint venture partner’s consent to take certain actions. In addition, if a joint venture partner is unable or unwilling to meet its economic or other obligations under the joint venture arrangements, FREYR may be required to either fulfill those obligations alone or dissolve and liquidate the joint venture. As a result, such joint ventures and collaborative arrangements could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR may not be able to successfully identify, conclude contracts with, and generate revenues from target customers.
FREYR’s success depends on its ability to generate revenues and operate profitably, which depends in large part on its ability to identify, negotiate and sign sales agreements with, and generate revenues from its target customers. FREYR’s long-term success will require FREYR to maintain relationships with its customers and provide battery cells, packs, and modules that meet needs. Although FREYR has entered into, and plans to enter into, conditional and definitive offtake and sales agreements, as of December 31, 2023, FREYR has not yet initiated manufacturing or derived revenue from its principal business activities.
If FREYR is unable to negotiate, finalize, and maintain definitive sales agreements, including converting conditional offtake agreements into definitive sales agreements and satisfying any contractual conditions of its conditional or definitive off-take and sales agreements, or if FREYR is unable to generate revenues on terms that are favorable to FREYR, this could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
If FREYR’s battery cells fail to perform as expected, FREYR’s ability to market and sell its battery cells could be harmed and FREYR could be subject to increased warranty claims.
FREYR’s battery cells are inherently complex and incorporate technology and components that may contain defects and errors, particularly when first introduced. FREYR has not yet and may be unable to fully evaluate the long-term performance of its battery cells prior to their introduction to the market. Once commercial production of FREYR’s battery cells commences, its battery cells may contain defects in design and manufacture that may cause them to not perform as expected. There can be no assurance that FREYR will be able to detect and fix any defects in its battery cells prior to their sale.
If FREYR’s battery cells fail to perform as expected, either before or after market introduction, this could result in the repair, recall, or redesign of FREYR’s battery cells. Additionally, this could cause customers to delay deliveries, terminate further orders, or pursue warranty claims against FREYR, any of which could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
Lithium-ion battery cells have been observed to become hot, vent smoke, and catch fire.
Lithium-ion battery cells can rapidly release the energy they contain by generating heat, venting smoke, and extreme examples, catching fire. This can cause the destruction of the battery cell as well as ignite nearby materials and other lithium-ion cells. Negative publicity of such past incidents has generated negative public perceptions regarding the suitability of lithium-ion cells, and any future incident involving lithium-ion cells, even if such an incident does not involve FREYR battery cells, could seriously harm FREYR’s business and reputation. Any incident involving FREYR’s battery cells, regardless of if FREYR is ultimately deemed responsible, could result in lawsuits, recalls, or redesign efforts, all of which would be time-consuming and expensive and could harm FREYR’s brand image.
Once FREYR begins manufacturing its battery cells, FREYR will need to store a significant number of lithium-ion cells at its facilities. FREYR will need to implement safety procedures related to the handling and storage of battery cells. Any mishandling of battery cells may cause damage to or disruption of the operation of FREYR’s facilities. Additionally, any fire or other event impacting the safety of FREYR personnel or facilities could be worsened by the materials and components used in the manufacturing of lithium-ion battery cells.
Any incident involving FREYR’s battery cells or facilities, regardless of FREYR ultimately being deemed responsible, could result in adverse publicity, lawsuits, recalls, or redesign efforts, or could result in product warranty claims, all of which would be time-consuming and expensive and could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
Doing business internationally creates operational, financial, and tax risks for FREYR’s business.
FREYR’s business plan includes operations in various international markets, including the U.S., Norway, and Europe, and eventual expansion into other international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions, time zones, currencies, and legal systems, which consumes significant management resources. International sales and operations entail a variety of risks, including challenges in:
•Staffing and managing foreign operations;
•Complying with local laws, regulatory requirements, and business practices;
•Protecting or procuring intellectual property rights;
•Addressing political and economic instability;
•Obtaining export licenses and managing tariffs and other trade barriers; and
•Addressing currency needs and exchange rate fluctuations.
Any of the above challenges could favor local companies or could result in delivery delays, significant taxes, or other burdens for FREYR. If FREYR fails to coordinate and manage these activities effectively, its business, financial condition, revenues, operating results, and cash flows could be adversely affected.
In addition, the corporate structure of FREYR and its subsidiaries with entities in several jurisdictions such as the U.S., Norway, Luxembourg, Finland, and the Cayman Islands, is subject to tax risk in addition to the challenges described above. The expected tax treatment of FREYR and its subsidiaries relies on current tax laws and regulations, as well as certain tax treaties between several jurisdictions. As such, unexpected changes, interpretation, application, or enforcement practices of the legislative or regulatory requirements of such tax laws, including but not limited to, changes in the treatment of sales and net income (losses) earned in various jurisdictions, transfer pricing between related parties, tax treaty protections and provisions, value added taxes, recognition of tax law principles, and other changes in corporate tax law, could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
FREYR relies on information technology and any failure, inadequacy, interruption, or security lapse of that technology, including any cybersecurity incidents, could harm its ability to operate its business effectively.
Organized crime, government-backed threat actors, and hackers may be able to penetrate FREYR’s network or systems, misappropriate or compromise its confidential information or that of third parties, create system disruptions, corrupt data, or cause shutdowns. Using different tools and methodologies the threat actors may be able to deploy malware that attacks FREYR’s systems or FREYR supplier’s systems, or otherwise exploits any security vulnerabilities of FREYR’s facilities and equipment. Such vulnerabilities in FREYR’s systems can also occur due to a lack of robustness, quality, integrity, and holistic architecture in the digital systems as a whole. While FREYR employs a number of technical, organizational, and physical protective measures, these measures have in the past and may in the future fail to prevent or detect all attacks on or weaknesses in its systems.
In addition, FREYR’s hardware and software, including third-party components and software, may contain defects in design or manufacture, including “bugs”, security vulnerabilities, and other problems that could unexpectedly interfere with FREYR’s security or operations. The costs to FREYR to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malware, and security vulnerabilities could be significant and, if its efforts to address these problems are not successful, could result in interruptions, delays, cessation of service, and loss of existing or potential customers that may impede its manufacturing, sales, distribution, or other critical functions.
FREYR manages and stores various proprietary, sensitive, and confidential information and data relating to its business as well as from its suppliers and customers. Breaches this information and data by FREYR or any third party due to insufficient security measures, accidental loss, inadvertent disclosure, or unapproved dissemination, including incidents as a result of fraud, trickery, or other forms of deception, could expose FREYR or its customers or suppliers to a risk of loss or misuse of this information.
Any claim that FREYR’s facilities, equipment, products, or systems are subject to cybersecurity risk or data breaches, whether legitimate or not, could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
To the extent FREYR experiences cybersecurity incidents in the future, its relationships with its customers and suppliers may be materially impacted, its brand and reputation may be harmed and it could incur substantial costs in responding to and remediating the incidents and in resolving any investigations or disputes that may result, any of which could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows. In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.
Any financial or economic crisis, or perceived threat of such a crisis, could affect FREYR’s business.
In recent years, the global economies suffered dramatic downturns as a result of the COVID-19 pandemic, a deterioration in credit markets and the related financial crisis, political conflicts and unrest, such as the regional violence in Ukraine and the Middle East, as well as a variety of other factors. This has resulted in, among other impacts, inflationary pressures, increased energy prices, volatility in security prices, diminished liquidity and credit availability, and rating downgrades and declining values of certain investments. The U.S. and certain other governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. The return of adverse economic conditions may negatively impact the demand for FREYR’s battery cells and may negatively impact FREYR’s ability to raise capital, on acceptable terms or at all.
If FREYR is unable to attract and retain key employees and qualified personnel and add significant staff, it could negatively impact its ability to operate its business and achieve its growth plans.
FREYR’s success depends on its ability to attract and retain key personnel, including its executive officers, as well as qualified sales, marketing, manufacturing, plant operations, and support personnel. Additionally, FREYR’s success depends on the ability to attract and retain personnel in highly technical positions including research and development, battery technology, and engineering. To build and staff its manufacturing facilities, FREYR will need to hire, train, and retain a considerable number of qualified and experienced operators and managers. The successful integration of these operators and their families in Coweta County, Georgia, will involve several challenges, including securing work permits for international employees and long commute times from the major population center where it is easier to find relevant jobs for spouses and private and international schooling options for families with school aged children. The failure to add and retain sufficient staffing for its plants and operations could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
Given the expected growth in the battery industry, there is an increased risk that competitors or other companies will seek to hire FREYR’s experienced and key personnel. This could result in the loss of key employees or an increase in costs to retain key personnel. The loss of FREYR’s executive officers and key employees and an inability to find suitable replacements as well as, any failure by FREYR’s management team and key employees to perform as expected may have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.

FREYR is an early-stage company with a history of financial losses and expects to incur significant expenses and generate losses for the foreseeable future.
As of December 31, 2023, FREYR has not yet initiated manufacturing or derived revenue from its principal business activities. FREYR believes that it will continue to use cash to fund operations and will incur net losses until it begins significant commercial production of its battery cells. FREYR expects the rate at which it uses cash and incurs losses to be significantly higher in future periods as it, among other things, ramps up spending to construct and equip its manufacturing plants and increases technology licensing, R&D, sales, marketing, and general and administrative functions to support its growing operations.
FREYR may find that these efforts are more expensive than it currently anticipates or that these efforts may not result in revenues when anticipated or at all, which would have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
Risks Relating to FREYR’s Intellectual Property
If FREYR is unable to assert, enforce, and otherwise protect the intellectual property rights licensed from 24M this could negatively affect FREYR’s business.
Under the 24M License, FREYR does not have the right to assert, enforce, or protect any of the intellectual property licensed from 24M. In addition, certain patents licensed from 24M are jointly owned by 24M and third parties. FREYR must therefore rely on 24M and the affected third parties to take actions necessary to support and defend their patents, and such actions may not be sufficient. FREYR may also face claims that its use of the 24M License or other intellectual property infringes the rights of others. For these claims, FREYR may seek indemnification from 24M under the 24M License, however, FREYR’s rights to indemnification may be unavailable or insufficient to cover its costs and losses, including as necessary the cost of litigation.
Loss of the rights to the intellectual property in the 24M License could result in its competitors using the 24M intellectual property to offer products in direct competition with FREYR, potentially resulting in the loss of FREYR’s competitive advantage, which could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
If FREYR is unable to protect its intellectual property rights, including its licensing rights to third-party intellectual property, its business and competitive position would be harmed.
FREYR seeks to establish and protect intellectual property rights through nondisclosure and invention assignment agreements with its employees and consultants, and through nondisclosure agreements with business partners and other third parties. Despite FREYR’s efforts to protect its proprietary rights, third parties may attempt to copy or otherwise obtain and use FREYR’s intellectual property. Monitoring unauthorized use of FREYR’s intellectual property will be difficult and costly, and the steps FREYR has taken, and will take in the future, to prevent misappropriation may not be sufficient. Any of FREYR’s enforcement efforts, including litigation, could be time-consuming and expensive and could divert management’s attention. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard FREYR’s intellectual property. Failure to adequately protect such intellectual property could result in competitors offering similar products, potentially resulting in the loss of FREYR’s competitive advantage, which could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
FREYR has not established or protected, and may not be able to establish, adequately protect, or prevent unauthorized use of any material intellectual property developed or owned by FREYR. Patent, copyright, trademark, and trade secrecy laws vary significantly throughout the world. A number of countries do not protect intellectual property rights to the same extent as the laws of European countries or the U.S. Failure to establish, adequately protect, or prevent unauthorized use of FREYR’s intellectual property rights could result in its competitors using the intellectual property to offer similar products, potentially resulting in the loss of FREYR’s competitive advantage, which could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
For FREYR to establish or adequately protect its intellectual property and prevent or stop infringement, FREYR may have to file infringement claims. Such claims can be time-consuming and costly to assert and there can be no assurance that any such claims will be successful. Policing unauthorized use of intellectual property is difficult and costly, and FREYR may not successfully prevent the misappropriation of its proprietary rights. Unauthorized use of intellectual property may damage FREYR’s reputation, decrease the value of such property, and reduce its market share.
Loss of key personnel may also create a risk that such personnel may exploit knowledge, information, and know-how to the detriment of FREYR, and/or that FREYR may face difficulties to operate its technology or business methods as a result of the loss of such personnel. FREYR cannot be assured that its know-how and trade secrets will provide FREYR with any competitive advantage, as the know-how and trade secrets may become known to, or be independently developed by, others including FREYR’s competitors, regardless of measures FREYR may take to try to preserve the confidentiality. FREYR cannot give assurance that its measures for preserving its trade secrets and confidential information are sufficient to prevent others from obtaining such information.

FREYR may need to defend itself against intellectual property infringement claims, which may be time-consuming and could cause it to incur substantial costs.
Companies, organizations, or individuals, including FREYR’s current and future competitors, may hold or obtain patents, trademarks, or other proprietary rights that would prevent, limit, or interfere with FREYR’s ability to make, use, develop, or sell its products, which could make it more difficult for FREYR to operate its business. From time to time, FREYR may receive inquiries from holders of patents or trademarks, inquiring whether FREYR is infringing their proprietary rights and/or seek court declarations that they do not infringe upon FREYR’s owned and/or licensed intellectual property rights. Additionally, third parties may claim that 24M, or the holders of other intellectual property licensed by FREYR, are infringing on their technology. Companies holding patents or other intellectual property rights relating to battery cells may bring suits alleging infringement of such rights, or otherwise asserting their rights and seeking licenses. In addition, if FREYR, 24M or any of FREYR’s suppliers are determined to have infringed upon a third party’s intellectual property rights, FREYR may be required to do one or more of the following:
•Cease selling, incorporating, or using products that incorporate the challenged intellectual property;
•Pay substantial damages;
•Obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all;
•Redesign its battery cells; or
•Change battery cell technology providers.
In the event of a successful claim of infringement against FREYR and its failure or inability to obtain a license for the infringed technology, FREYR’s business, financial condition, revenues, operating results, and cash flows could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and the diversion of resources and management’s attention.
Risks Relating to Industry and Market Trends and Developments
The battery industry and its technology are rapidly evolving and may be subject to unforeseen changes, such as technological breakthroughs in existing or competitive technologies that could adversely affect the demand for FREYR’s battery cells.
FREYR may be unable to keep up with technological changes in the rapidly evolving battery industry. FREYR’s competitors include major battery manufacturers, automotive OEMs, battery industry start-ups, and potential new entrants to the industry. There are several development-stage companies seeking to improve conventional lithium-ion batteries or to develop new technologies or chemistries for batteries. Any failure by FREYR to successfully react to changes in existing technologies could materially harm its competitive position and growth prospects. Furthermore, the battery industry also competes with other emerging or evolving technologies, such as nuclear fusion, hydrogen energy storage, and carbon capture storage and sequestration.
FREYR expects competition in battery technology for EVs to intensify due to a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. Improvements in battery technology made by EV battery competitors or if a competing process or technology is developed that has superior operational or price performance, FREYR’s business would be harmed.
If FREYR is unable to keep up with competitive developments, including if such technologies can be manufactured at lower prices or enjoy greater policy support than lithium-ion batteries, FREYR’s competitive position and growth prospects may be harmed or FREYR’s battery cells could become obsolete or noncompetitive. If FREYR’s battery cells cannot effectively compete with other products, then FREYR’s manufacturing facilities may be no longer needed and may have less or no value, and FREYR’s business, financial condition, revenues, operating results, and cash flows could be materially adversely affected.
The battery industry continues to evolve, is highly competitive, and FREYR may not be successful in competing in this industry or establishing and maintaining confidence in its long-term business prospects among current and future partners and customers.
The battery market in which FREYR intends to compete continues to evolve and is highly competitive. Many of FREYR’s competitors are large entities at a more advanced stage of development and commercialization and with more resources than FREYR. Although FREYR believes the 24M technology has the potential to significantly reduce the cost of battery cells, there is no guarantee that the 24M technology or other technology acquired or licensed by FREYR will be able to deliver the advantages and cost savings anticipated by FREYR. In addition, battery manufacturers may continue to reduce the cost of the conventional manufacturing process and expand their supply of battery cells, reducing FREYR’s business prospects and negatively impacting FREYR’s ability to sell its products at a competitive price and generate sufficient margins.
FREYR continues to commit significant resources to develop its manufacturing operations and establish its position in the competitive battery industry. There is no assurance FREYR will successfully identify and employ the right strategy to effectively compete. Customers, suppliers, potential partners and collaborators will be less likely to conduct business with FREYR if they are not convinced that its business will succeed in the long-term. Accordingly, in order to build and maintain its business, FREYR must establish and maintain confidence among current and future customers, suppliers, and business partners, as well as with analysts, rating agencies, and other parties to maintain its long-term financial viability and business prospects. Developing and maintaining such a positive image in the industry may be complicated by certain factors, including those that are largely outside of FREYR’s control, such as the actions of 24M or our competitors as well as the general perception of the battery industry and competing technologies, any of which could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
FREYR’s future growth and success are dependent upon increasing electrification of current energy sources driven by consumers’ willingness to adopt electrified forms of transportation, the prices of such transportation, and continued government and social support for the increased development of renewable sources of energy.
One of FREYR’s primary target markets is ESS, which is largely driven by the installed capacity of renewable electricity generation and increasing demand for renewable sources of power. Since many of these renewable sources of power are intermittent, like wind and solar, the energy produced by them must be stored for use when there is demand. Should government requirements for these intermittent power sources be relaxed or social desires for lower carbon sources of energy decline, there could be a detrimental operational and economic impact on one of FREYR’s primary target markets.
Additionally, FREYR’s growth and future demand for FREYR’s products could depend on the adoption by consumers of electrified forms of transportation, including EVs, the prices for such transportation, as well as the increased use of intermittent forms of energy which will require energy storage systems. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, pricing, competitive factors, government regulation, industry standards, and consumer demands and behaviors. If the market for EVs, in general, does not develop as expected or develops more slowly than expected, FREYR’s business, financial condition, revenues, operating results, and cash flows could be materially adversely affected.
FREYR’s competitiveness, brand, and reputation depend on the ability to build low-carbon battery cells from an ethically and sustainably-sourced supply chain. If FREYR is unable to do so, damage to FREYR’s brand and reputation could harm FREYR’s business.
FREYR’s business will depend on establishing and maintaining its brand and reputation for building low-carbon battery cells from an ethically and sustainably-sourced supply chain, as well as FREYR’s ability to qualify as a supplier of low-carbon batteries based on customers’ expectations and requirements. If FREYR is unable to manufacture batteries with a lower carbon footprint than the traditional battery production process, or obtain its materials from ethical and sustainable suppliers, its brand, reputation, and ability to become a qualified supplier to certain customers could be significantly impaired, which could affect FREYR’s business.
Additionally, FREYR expects to rapidly scale up its workforce, leading it in some instances to hire personnel or partner with third parties who, it may later determine, do not fit FREYR’s culture or mission. If FREYR cannot manage its hiring and training processes to avoid potential changes to its culture and mission, its business and reputation may be harmed and its ability to attract customers would suffer. In addition, if FREYR were unable to achieve a similar level of brand recognition as its competitors, some of which currently have a broader brand footprint as a result of greater resources, longer operational history, or more prominent branding as automotive OEMs, FREYR could lose recognition in the marketplace, among prospective customers, suppliers, and partners, which could affect its growth and financial performance.
Any significant decline in FREYR’s reputation, brand, culture, or ability to deliver low-carbon, responsibly sourced battery cells, could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
FREYR’s future growth and success depend on its ability to sell effectively to large customers.
FREYR’s potential customers are large enterprises, including in ESS, automotive manufacturers, and maritime industry sectors. Therefore, FREYR’s future success will largely depend on its ability to effectively sell its products to large customers. Sales to these customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, the increased purchasing power and leverage held by large customers in negotiating contractual arrangements and longer sales cycles, with the associated risk that substantial time and resources may be spent on a potential customer that elects not to purchase FREYR’s products.
Large enterprises often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals, unanticipated administrative processing, and other delays. Additionally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.
FREYR may not be able to accurately estimate the future supply and demand for its battery cells, which could result in a variety of inefficiencies in its business and hinder its ability to generate revenues. If FREYR fails to accurately predict its manufacturing requirements, it could incur additional costs or experience delays.
FREYR’s business is closely related to the production levels of its future customers, whose businesses are dependent on highly cyclical markets, such as the automotive, maritime, and renewable energy industries. This can make it more difficult to predict future revenues and appropriately budget for expenses. As a result, FREYR may have limited insight into trends that may emerge and affect its business.
Furthermore, FREYR’s customers, in response to unfavorable or cyclical market conditions, may request delays to shipment dates or other contract modifications or may default, terminate, or not renew their contractual arrangements with FREYR. Consequently, the financial performance of FREYR could fluctuate with general economic cycles, a decline in which could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR’s ability to provide forecasts of its needs and order materials from its suppliers will involve judgment and risk, as FREYR does not have a historical basis for estimating its material usage in large-scale manufacturing or the demand for its battery cells. In addition, lead times for suppliers to provide materials and components may vary significantly and depend on various factors, including contract terms, availability of materials, and demand for components. If FREYR overestimates its requirements, its suppliers may have excess inventory, which could increase costs, and if FREYR underestimates its requirements, its suppliers may have inadequate inventory, which could interrupt the manufacturing process and result in delays in shipments and revenues, which could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
The increase in competition and advances in technology in the battery industry is expected to cause substantial downward pressure on the prices of battery cells and may cause FREYR to lose sales or market share.
Global battery cell production capacity has been increasing, with significant new battery capacity projects currently in various stages of development. This has in the past, and may in the future, result in substantial downward pressure on the price of battery cells. Advances in battery technology and manufacturing techniques can also drive downward pressure on the price of battery cells. A principal component of FREYR’s business strategy is to obtain a competitive advantage by reducing its costs to manufacture battery cells when compared to the cost structure of traditional battery manufacturers. If FREYR’s competitors are able to reduce manufacturing costs faster or further than FREYR can, its battery cells may become less competitive. Further, if raw materials and other third-party component costs were to increase, FREYR may not meet its cost reduction targets. If FREYR cannot effectively execute its strategy to compete on a basis of low cost manufacturing, FREYR’s competitive position could suffer and FREYR could lose market share. Intensifying competition could also cause FREYR to lose sales or market share. Such price reductions or the loss of sales or market share could have a negative impact on FREYR’s revenue and margins, and could materially adversely affect FREYR’s business, financial condition, operating results, and cash flows.
Risks Relating to Financing, Accounting, and Taxes
The manufacturing of battery cells is capital-intensive, and FREYR may not be able to raise additional capital on attractive terms, if at all, which could materially adversely affect FREYR’s ability to operate its business and execute its growth plans. If FREYR does raise additional capital, through debt or equity financing, this could impose additional restrictions on FREYR’s operations and/or have a dilutive effect on current stockholders.
The development, design, manufacturing, and sale of batteries is a capital-intensive business. Prior to generating revenues and positive operating cash flows, FREYR must invest significant capital to construct and equip its manufacturing plant or plants, fund R&D activities, hire personnel, and otherwise fund its operations and overhead spending.
FREYR’s long-term operating needs and planned investments in its business and manufacturing footprint, as currently devised, will require significant financing to complete. Such financing may not be available at acceptable terms, or at all. Interest rates are subject to fluctuation, and rising interest rates could increase FREYR’s cost of capital. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing. If FREYR is unable to raise substantial additional capital in the near term, its ability to invest in Giga America and other gigafactories or development projects will be significantly delayed or curtailed.
If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or other borrowings could impose significant restrictions on our operations. Additionally, debt financing may require certain conditions precedent to funding, including but not limited to, manufacturing of sample battery cells at a FREYR facility meeting customer specifications and the execution of definitive off-take agreements representing a minimum amount of revenue or percentage of production capacity.
If we raise funds or otherwise fund transactions by issuing FREYR common stock or other equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of FREYR’s common stock.
Any of the above scenarios could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.

FREYR’s forward-looking disclosures rely in large part on assumptions and analyses, for which actual results may differ materially from these estimates.
FREYR’s forward-looking disclosures reflect management’s current estimates of future performance. Whether actual results and business developments will be consistent with FREYR’s expectations and assumptions depends on a number of factors, including those both within and outside of FREYR’s control. These include, but are not limited to:
•Success and timing of development activity, including commercializing the 24M technology or other conventional battery technology;
•Estimated cost of constructing and equipping FREYR’s gigafactories and other development activities;
•Government incentives that could impact the relative competitiveness of our gigafactories;
•Estimated cost of materials, supplies, and components, and FREYR’s ability to pass such cost increases on to its customers;
•FREYR’s ability to enter into definitive contracts with customers and suppliers on favorable terms, or at all;
•Customer acceptance of FREYR’s products;
•Competition, including from established and future competitors;
•Whether FREYR can manage relationships with customers and key suppliers;
•FREYR’s ability to retain existing executive officers and key personnel, as well as to attract, integrate, retain, and motivate qualified personnel; and
•General macroeconomic and battery industry trends.
Unfavorable changes in any of these or other factors could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
If FREYR is unable to establish and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of FREYR’s financial reports and FREYR may face litigation or other action.
As a public company, FREYR is required to comply with the rules and regulations of the SEC, the Sarbanes-Oxley Act, the listing regulations of the NYSE, and various other accounting and reporting requirements. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for FREYR to produce reliable financial reports and to help prevent and detect financial fraud.
FREYR must perform system and process evaluation and testing of its internal controls over financial reporting, and management must report on the effectiveness of its internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.
If FREYR fails to establish and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of its financial reports, which could cause the price of FREYR’s common stock to decline. In addition, FREYR could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional management attention and could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
If FREYR, or its independent registered public accounting firm, identifies a material weakness in its internal control over financial reporting, including one that is not sufficiently and swiftly remediated, FREYR may face inquiry or action by the SEC or other regulatory authorities, potential litigation, or other disputes which may include, but are not limited to, claims invoking the federal and state securities laws and/or contractual claims. Any such action, litigation, or dispute, whether successful or not, would require additional financial and management resources and could have a material adverse effect on FREYR’s business, financial condition, results of operations, and cash flows.
FREYR’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
FREYR expects to incur significant net cash outflows and net operating loss carryforwards, while it constructs and equips its manufacturing plants and starts operations. As of December 31, 2023, we had significant net operating loss carryforwards in Norway. Utilization of these loss carryforwards assumes that prior to their expiration, FREYR will have sufficient taxable income in these countries to utilize the carryforwards, and that such usage is not limited based on anti-abuse provisions or other statutes and laws. Any such limitations on FREYR’s ability to use its net operating loss carryforwards and other tax assets could adversely impact its tax expense, financial condition, results of operations, and cash flows.
Changes in government and economic incentives could have a material adverse effect on FREYR, including our ability to compete with lower cost battery manufacturers from jurisdictions with more favorable government subsidies than jurisdictions where we manufacture our battery cells.
On August 16, 2022, the IRA was signed into law in the U.S. The IRA is expected to drive lower battery costs and prices in the U.S., while potentially leading to a surge in domestic ESS activity. The potential benefits and incentives offered by the IRA, any responses by the European Union or the government of Norway, or any similar or competing economic incentive packages, could significantly impact the profitability of certain of FREYR’s planned operations and as a result, could impact FREYR’s decisions concerning the allocation of capital. Any new implementation, changes, reduction, elimination, or discriminatory application of government subsidies and economic incentives could have a material impact on the battery industry, FREYR’s operations, and the relative competitiveness of its gigafactories. Uncertainty surrounding changing governmental policies in the jurisdictions where FREYR manufactures its battery cells could affect FREYR’s ability to raise capital as well as to enter into joint ventures and other licensing arrangements with conventional and other battery technology partners.
While certain tax credits and other incentives for clean and renewable energy products have been available in the past and like the IRA, have been recently enacted, there is no guarantee these programs will continue to be available in the future. If current tax incentives are not available in the future, or if FREYR makes business decisions based on incentives that are later revised or removed, or if FREYR is not able to adapt its business plans to changing governmental policies, this could materially and adversely affect FREYR’s business, financial condition, results of operations, and cash flows.
Risks Relating to Legal and Regulatory Compliance
FREYR may become subject to product liability claims, which could harm its business and liquidity if it is not able to successfully defend or insure against such claims.
FREYR may become subject to product liability claims, even those without merit. FREYR faces an inherent risk of exposure to claims in the event its battery cells do not perform as expected, or in the event of a malfunction resulting in personal injury or death. A successful product liability claim against FREYR could require FREYR to pay a substantial monetary award, in the form of compensatory or punitive damages, and generate significant legal fees. Moreover, a product liability claim could generate substantial negative publicity about FREYR, which would have a material adverse effect on FREYR’s brand and reputation. Insurance coverage may not cover specific product liability claims, is unlikely to cover punitive damages, and may be insufficient to cover all expenses and monetary awards. Any lawsuit seeking significant monetary damages in excess of, or outside of, FREYR’s insurance coverage, could materially and adversely affect FREYR’s business, financial condition, results of operations, and cash flows.
FREYR may not be able to secure product liability insurance coverage at commercially acceptable terms, or at all, and past product liability claims may make it more difficult for FREYR to find insurance coverage in the future.
From time to time, FREYR may be involved in commercial or contractual disputes, warranty claims, and other legal proceedings, which could have an adverse impact on FREYR.
FREYR may be involved in commercial or contractual disputes, warranty claims, and other legal proceedings, which could be significant. These are typically claims that arise in the normal course of business including, without limitation, disputes with suppliers or customers; intellectual property matters; personal injury claims; environmental issues; tax matters; and employment matters. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.
Additionally, when FREYR begins to manufacture and distribute its battery cells, FREYR will be subject to warranty claims and will need to maintain warranty reserves to cover such claims. If FREYR’s warranty claims are significant or unexpected, if warranty claims are more expensive to resolve than anticipated, or if FREYR’s warranty reserves are inadequate, FREYR’s business, financial condition, results of operations, and cash flows could be materially and adversely affected.
Claims for indemnification by FREYR’s directors and officers may reduce FREYR’s available funds to satisfy successful third-party claims against FREYR and may reduce the amount of money available to FREYR.
FREYR’s Amended and Restated Certificate of Incorporation and Bylaws provide that FREYR will indemnify its directors and officers, in each case, to the fullest extent authorized or permitted by Delaware law. Pursuant to FREYR’s Amended and Restated Certificate of Incorporation, FREYR’s directors will not be personally liable to FREYR or any stockholders for monetary damages for any breach of fiduciary duty, except to the extent such exemption from liability or limitation thereof is not permitted under the Delaware General Corporation Law (“DGCL”) as the same exists or may hereafter be amended. The Amended and Restated Bylaws also require us, if so requested, to advance expenses that such director or officer incurred in defending or investigating a threatened or pending action, suit or proceeding, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by its directors and officers may reduce its available funds to satisfy successful third-party claims against FREYR and may reduce the amount of money available to us.
FREYR’s battery cells and its website, systems, and data it maintains may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling which could have an adverse impact on FREYR.
FREYR may face significant challenges with respect to information security as well as maintaining the security and integrity of its systems, other systems used in its business, and the data stored on or processed by these systems. FREYR’s information and data can include FREYR or third-party confidential information, personal information, and other information and data. Because FREYR’s business relies on confidential data from third parties, any compromise of that data, or perception that any such compromise has occurred, could materially affect FREYR’s business and reputation. Advances in technology, an increased level of sophistication and expertise of hackers, new discoveries in the field of cryptography, or other factors can result in a compromise or breach of the systems and security measures used in FREYR’s business to protect information and data.

FREYR’s ability to conduct its business and operations depends on the continued operation of information technology and communications systems, including systems that may be acquired or developed in the future. Systems used in FREYR’s business, including data centers and other information technology systems, are vulnerable to damage or interruption. Such systems could be subject to break-ins, sabotage, and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including both intentional and inadvertent acts or omissions by employees, service providers, or others. FREYR utilizes outsourced service providers and consultants and these companies face similar security and system disruption risks as FREYR. Some of the systems used in FREYR’s business will not be fully redundant, and its disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to data centers or other systems used in FREYR’s business could result in lengthy interruptions in its service.
Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others who are engaged in online criminal activities or who seek to obtain unauthorized access to or disrupt systems and data, are increasingly sophisticated and constantly evolving. Any failure or perceived failure by FREYR or its service providers to prevent information security breaches, security incidents, system disruptions, or any compromise of security, that results in or is perceived or reported to result in unauthorized access to, loss, theft, alteration, release, or transfer of information or data of FREYR or third parties could harm FREYR’s reputation. Such actual or perceived events could also expose FREYR to legal claims, regulatory investigations and proceedings, fines, penalties, and other liabilities and could divert the efforts of FREYR’s technical and management personnel, require FREYR to incur significant costs to investigate or remediate, by putting in place additional tools and devices designed to prevent such incidents in the future.
Changes in laws relating to privacy and data protection could disrupt FREYR’s business.
FREYR is also subject to various laws regarding privacy, data protection, and the protection of certain data relating to individuals. FREYR’s handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection, and data security, and it may become subject to additional obligations, including contractual obligations, relating to its maintenance and processing of this data. For example, the European Union’s General Data Protection Regulation, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and data security are evolving rapidly, and the related regulatory landscape is likely to remain uncertain for the foreseeable future. FREYR may be subject to new laws and regulations, or new interpretations of laws and regulations, in various jurisdictions in the future. These laws, regulations, and other obligations, and changes in their interpretation, could require FREYR to modify its operations and practices, restrict its activities, and increase its costs, and it is possible that these laws, regulations, and other obligations may be, or interpreted or asserted to be, inconsistent with each other or with FREYR’s business or practices. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules, and regulations could have an adverse effect on FREYR’s reputation, business, financial position, results of operations, and cash flows.
FREYR is subject to substantial regulation and unfavorable changes to, or failure by FREYR to comply with, these regulations could substantially harm its business and operating results.
FREYR’s battery cells and its customers’ markets are subject to substantial regulation under international, U.S. federal and state, European, and applicable local laws, including anti-bribery, export control, and safety, environmental, and sustainability laws. FREYR expects to incur significant costs in complying with these regulations. In particular, regulations related to batteries; materials to produce batteries, such as lithium; and EV and alternative energy industries, are currently evolving. FREYR faces risks associated with new regulations, including the EU Batteries Regulation, and changes to existing regulations.
To the extent the laws change, FREYR’s products may not comply with applicable international, U.S. federal or state, European, or applicable local laws and such changes could imply the need to materially alter FREYR’s operations and may prompt the need to apply for further permits, which would have an adverse effect on FREYR’s business and prospects. Compliance with changing regulations could be burdensome, time-consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, FREYR’s business, financial condition, results of operations and cash flows could be materially adversely affected.
Internationally, there may be laws in jurisdictions FREYR has not yet entered, or laws it is unaware of in jurisdictions it has entered, that may restrict its sales or other business practices. The laws in this area can be complex, difficult to interpret, and may change over time. Continued regulatory limitations and other obstacles that may interfere with FREYR’s ability to commercialize its products could have a material adverse impact on its business, financial condition, results of operations, and cash flows.
As FREYR does not yet manufacture batteries and has not yet generated revenues, FREYR is far more exposed to regulatory risk compared to its peers in the industry that have stable sources of income. FREYR is an early-stage company and as a result, certain internal processes and procedures have only recently been implemented. FREYR must ensure that it operates in accordance with its own processes and policies, as well as statutory laws and regulations, and there may be a higher risk that FREYR fails to comply than more established companies. Any failure to comply with such policies could have a material adverse impact on FREYR’s business, financial condition, results of operations, and cash flows.

FREYR is subject to export and import controls that could subject it to liability or impair its ability to compete in international markets.
The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies, and software. FREYR must export and import its products in compliance with any applicable controls. FREYR may not always be successful in obtaining necessary governmental approvals, and failure to obtain required import or export approval for its products or limitations on its ability to export or sell its products may adversely affect its revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties, and reputational harm.
Changes in FREYR’s products or changes in export, import, and economic sanctions laws and regulations may delay FREYR introducing new products in international markets, prevent its customers from using FREYR’s products internationally or, in some cases, prevent the export or import of FREYR’s products to or from certain countries altogether. Any change in export or import regulations or legislation; shift or change in enforcement; or change in the countries, persons, or technologies targeted by these regulations could result in decreased use of FREYR’s products by, or in FREYR’s decreased ability to, export or sell its products to existing or potential customers with international operations, adversely affecting FREYR’s business, financial condition, results of operations, and cash flows.
FREYR is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws in many jurisdictions, and non-compliance with such laws can subject FREYR to administrative, civil and criminal fines and penalties, collateral consequences, injunctions, disgorgement of ill-gotten gains, remedial measures, and legal expenses.
FREYR is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws and regulations in various jurisdictions in which it conducts, or in the future may conduct, activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, and their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
FREYR will sometimes leverage third parties to sell its products and conduct its business abroad. FREYR, its employees, agents, representatives, business partners, and third-party intermediaries have in the past and may in the future have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and FREYR may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, or third-party intermediaries even if FREYR does not explicitly authorize such activities. FREYR cannot assure that all of its employees and agents have not and will not take actions in violation of applicable law, for which FREYR may be ultimately held responsible. As FREYR increases its international business, FREYR’s risks under these laws may increase.
The FCPA also requires companies to make and keep books, records, and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. FREYR’s policies and procedures are designed to ensure compliance with these laws, but FREYR cannot assure that none of its employees, agents, representatives, business partners, or third-party intermediaries have or will engage in improper conduct that violates FREYR’s policies and applicable law, for which FREYR may be held responsible.
Non-compliance with anti-corruption, anti-bribery, anti-money laundering, or financial and economic sanctions laws could subject FREYR to whistleblower complaints, adverse media coverage, investigations, civil and criminal sanctions, settlements, prosecution, enforcement actions, loss of export privileges, suspension, or debarment from U.S. government contracts and other collateral consequences and remedial measures, all of which could adversely affect FREYR’s reputation, business, financial condition, results of operations and cash flows. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources, and significant defense costs, and other professional fees. In addition, changes in economic sanctions laws in the future could adversely impact FREYR’s business and investments in its common stock.
FREYR and its partners, suppliers, and customers are subject to requirements relating to environmental, permitting, and safety regulations as well as environmental remediation matters.
FREYR and its partners, suppliers, and customers are subject to numerous environmental laws and regulations governing, among other things, ESS siting and installation restrictions; solid and hazardous waste storage, treatment, and disposal; and remediation of releases of hazardous materials. There are significant capital, operating, and other costs associated with compliance with these environmental, permitting, and safety laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require FREYR to manufacture with alternative technologies and materials. Moreover, if FREYR or any of its partners, suppliers, or customers were found to be in violation of environmental, permitting, or safety laws, FREYR’s reputation for building clean battery cells from an ethically and sustainably-sourced supply chain could be harmed, potentially resulting in significant damage to its brand.

FREYR’s manufacturing process will have hazards including, but not limited to, hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems. There may be safety incidents that damage machinery or products, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact FREYR’s brand, reputation, finances, or ability to operate.
International trade policies may impact demand for FREYR’s products and its competitive position.
Government policies on international trade and investment such as sanctions, import quotas, capital controls, or tariffs, whether adopted by non-governmental bodies, individual governments, or addressed by regional trade blocs, may affect the demand for FREYR’s battery cells, impact its competitive position, or prevent FREYR from being able to sell products to certain customers or in certain countries. The implementation of more protectionist trade policies, such as more detailed inspections, higher tariffs, or new barriers to entry, in countries where FREYR sells products could negatively impact FREYR’s business, financial position, and results of operations.
Possible new tariffs on materials and components used to manufacture FREYR’s battery cells could have a material adverse effect on FREYR’s business.
FREYR’s business is dependent on the availability of components necessary to develop and manufacture its battery cells, particularly cathode and anode materials. Although FREYR expects to obtain such components from local suppliers whenever possible, it will be necessary to develop relationships with suppliers in other regions. Any tariffs imposed on the importation of components could lead to price fluctuations and delays in the delivery of such components. Disruptions in the supply of components could temporarily impair FREYR’s ability to manufacture battery cells or require FREYR to pay higher prices in order to obtain these materials or components from other sources, which could affect FREYR’s business, financial position, results of operations and cash flows.
Risks Relating to Ownership of FREYR Common Stock
The concentration of ownership among FREYR’s executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.
FREYR’s executive officers, directors, and their affiliates own shares of FREYR common stock and have outstanding warrants and options that may allow them to acquire additional FREYR common stock. As a result, these stockholders as a group could exercise a level of control over matters requiring stockholder approval, including the election of directors, amendment of the Certificate of Incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions more difficult without the support of these stockholders.
FREYR does not expect to declare dividends on its Common Stock in the foreseeable future.
Given the capital-intensive nature of battery manufacturing, FREYR does not currently anticipate declaring any cash dividends to holders of its common stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
FREYR may call certain of its unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless, and the exercise of a significant number of the warrants could adversely affect the market price of FREYR common stock.
As part of the Business Combination, FREYR Lux assumed 24.6 million warrants consisting of 14.6 million public warrants (“Public Warrants”) and 10.0 million private warrants (“Private Warrants”). Following the redomiciliation, such warrants became exercisable for one (1) share of Common Stock of FREYR and FREYR assumed FREYR Lux’s rights and obligations thereto, in accordance with Amendment No. 2 to the Warrant Agreement. The warrants entitle the holder thereof to purchase one share of FREYR’s common stock at a price of $11.50 per share, subject to adjustments. The warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
FREYR may call the Public Warrants for redemption once they become exercisable, in whole and not in part, at a price of $0.01 per Public Warrant, so long as it provides at least 30 days prior written notice of redemption to each Public Warrant holder, and if, and only if, the reported last sales price of FREYR’s common stock equals or exceeds $18.00 per share for each of 20 trading days within the 30 trading-day period ending on the third trading day before the date on which we send the notice of redemption to the Public Warrant holders. However, FREYR may not exercise the redemption right if the issuance of the FREYR common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or FREYR is unable to effect such registration or qualification. None of the Private Warrants are redeemable by FREYR so long as they are held by a certain holder or any of its permitted transferees.
Redemption of the outstanding warrants could force holders to:
•Exercise their FREYR Warrants and pay the exercise price therefore at a time when it may be disadvantageous for them to do so;
•Sell their FREYR Warrants at the then-current market price when they might otherwise wish to hold their FREYR Warrants; or
•Accept the nominal redemption price which, at the time the outstanding FREYR Warrants are called for redemption, is likely to be substantially less than the market value of their FREYR Warrants.
Additionally, if a significant number of warrant holders exercise their warrants instead of accepting the nominal redemption price, the issuance of these shares would dilute other equity holders, which could reduce the market price of FREYR’s common stock.
There can be no assurance that FREYR will be able to comply with the continued listing standards of the NYSE.
FREYR trades its common stock and Warrants on the NYSE under the symbols “FREY” and “FREY WS”, respectively. If the NYSE delists FREYR’s securities from trading on its exchange for failure to meet the listing standards, including stock prices falling below minimum listing requirements, and FREYR is not able to list such securities on another national securities exchange, FREYR expects such securities could be quoted on an over-the-counter market. If this were to occur, FREYR and its stockholders could face significant material adverse consequences including:
•A limited availability of market quotations for FREYR securities;
•Reduced liquidity for FREYR securities;
•A limited amount of news and analyst coverage; and
•A decreased ability to issue additional securities or obtain additional financing in the future.
Risks Relating to FREYR’s Redomiciliation from Luxembourg to Delaware
The rights of stockholders under Delaware law may differ from the rights of shareholders under Luxembourg law.
Prior to the redomiciliation, shareholder rights of FREYR arose under the laws of Luxembourg, as well as FREYR’s former articles of association. Upon effectiveness of the redomiciliation, stockholder rights of FREYR arose under Delaware law, as well as FREYR’s organizational documents. The Company’s organizational documents, including FREYR’s Amended and Restated Certificate of Incorporation and Bylaws, and Delaware law contain provisions that differ in certain respects from those in FREYR’s former articles of association and Luxembourg law and, therefore, some stockholder rights have changed.
Provisions in FREYR’s Amended and Restated Certificate of Incorporation and Bylaws could impact change in control transactions.
In addition to protections afforded under the DGCL, FREYR’s Amended and Restated Certificate of Incorporation and Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in management or the Board of Directors of FREYR. These provisions include:
•providing that vacancies on the board of directors including newly created directorships, may, except as otherwise required by law or if applicable, the rights of holders of a series of preferred shares, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, or by a sole remaining director; and
•providing that the board of directors is expressly authorized to adopt, or to alter or amend or repeal, the Company’s Amended and Restated Bylaws.
FREYR’s Amended and Restated Certificate of Incorporation and Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with FREYR or its directors or officers or other matters pertaining to FREYR’s internal affairs.
FREYR’s Amended and Restated Certificate of Incorporation and Bylaws provide that, subject to limited exceptions and unless FREYR consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for (i) any derivative action or proceeding brought on behalf of FREYR; (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any current or former director, officer, stockholder, employee, or agent of FREYR to FREYR or FREYR’s stockholders; (iii) any action asserting a claim against FREYR or any current or former director, officer, stockholder, employee, or agent of FREYR arising out of or relating to any provision of the DGCL, FREYR’s Amended and Restated Certificate of Incorporation, or Bylaws; or (iv) any action asserting a claim against FREYR or any current or former director, officer, stockholder, employee, or agent of FREYR governed by the internal affairs doctrine of the State of Delaware.

The forum selection provision in FREYR’s Amended and Restated Certificate of Incorporation and Bylaws does not apply to establish the Court of Chancery of the State of Delaware as the forum for actions or proceedings brought to enforce a duty or liability created by the Securities Act of 1933 (the “Securities Act” or “Exchange Act”).
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our Amended and Restated Certificate of Incorporation and Bylaws will provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While there can be no assurance that federal or state courts will determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our Amended and Restated Bylaws will provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing, otherwise acquiring, or holding any interest in shares of capital stock of FREYR will be deemed to have notice of and consented to these forum selection provisions; provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Additionally, our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with FREYR or its directors, officers, or other matters pertaining to FREYR’s internal affairs, and may discourage lawsuits with respect to such claims. Alternatively, if a court were to find these provisions of FREYR’s Amended and Restated Certificate of Incorporation and Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, FREYR may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition, or operating results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our overall risk management systems. These risks include, among other things: operational risks, encryption, intellectual property theft, fraud, extortion, harm to employees or other stakeholders, and violation of data privacy or security laws.
Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes, which includes employee training on awareness and identifying cybersecurity threats. Cybersecurity risks related to our business, technical operations, privacy, and compliance activities are identified and addressed through our risk control process and through our monthly security meetings where we address the threat landscape, including risks related to our third-party service providers. We use an external cybersecurity firm and cybersecurity experts to provide various services to supplement our internal personnel and expertise.
We have implemented a program for incident response and breach management as part of our crisis management process, and we perform tabletop exercises for cyber incidents with the crisis management team. Security events and data incidents are evaluated, ranked by severity, and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational, business, and privacy impacts.
Governance
The Audit and Risk Committee (the “ARC”) has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. The ARC reports any findings and recommendations, as appropriate, to the full Board of Directors for consideration. Management regularly discusses cyber risks and trends and, should they arise, any material incidents with the ARC. Members of management overseeing cybersecurity threats, including our Chief Digital Officer and Chief Information Security Officer have experience in areas including management of information technology, data security, and cybersecurity.
As of the date of this report, the Company has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization. Although the Company has not experienced cybersecurity incidents that are individually, or in the aggregate, material, we can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition. See also the cybersecurity-related risks in Item 1A “Risk Factors.”
ITEM 2. PROPERTIES
Our principal facilities in the U.S., Norway, Luxembourg, and Japan are utilized for selling and administrative activities and research and development. In the U.S., we lease office space in Newnan, Georgia and hold an approximately 368-acre parcel of land in Coweta County, Georgia for the development of Giga America. In Lysaker, Norway, we lease office space for the administration of our Norwegian operations and corporate shared services. In Mo i Rana we lease office space, the CQP, and the land for Giga Arctic, and own the leasehold improvements and assets under construction related to these leases. In Luxembourg, we lease office space for selling and administrative personnel. In Japan, we lease office and lab space for research and development activities. We lease other office and lab spaces to support additional personnel in various jurisdictions. We believe that our facilities are suitable and adequate for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. To the knowledge of our management, there are no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s Common Stock and Warrants trade on the New York Stock Exchange (“NYSE”) using the ticker symbols “FREY” and “FREY WS”, respectively. As a result of the Merger, as of the close of business on December 29, 2023, the NYSE suspended trading of FREYR Lux’s Ordinary Shares and Warrants, and FREYR’s Common Stock and Warrants commenced trading on the NYSE as of the open of business on January 2, 2024. This did not result in a change in the Company’s ticker symbols. As of February 23, 2024, there were 293 holders of record of our common stock and 11 holders of record of our Warrants.
Dividends
To date, the Company and FREYR Lux have not declared or paid any dividends on our common stock or ordinary shares and the Company does not currently anticipate paying any such dividends on our common stock in the foreseeable future. The declaration and payment of dividends on the common stock is at the discretion of our Board of Directors, subject to applicable laws and regulations.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Share Performance Graph
The following chart compares the changes in cumulative total return on our common stock with the changes in cumulative total returns on the NYSE Composite Index and the total returns on the Russell 1000 Index for the period from July 8, 2021 (the first date our ordinary shares began trading on the NYSE) through December 31, 2023. The chart assumes $100 was invested in each of the Company's ordinary shares, the NYSE Composite Index and the Russell 1000 Index on July 8, 2021. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

Total Return Comparison of $100 Investment
July 8, 2021 - December 31, 2023
FREY vs NYSE Composite Index & Russell 1000
$200
$150
$100
$50
$0
Jul-2021
Aug-2021
Sep-2021
Oct-2021
Nov-2021
Dec-2021
Jan-2022
Feb-2022
Mar-2022
Apr-2022
May-2022
Jun-2022
Jul-2022
Aug-2022
Sep-2022
Oct-2022
Nov-2022
Dec-2022
Jan-2023
Feb-2023
Mar-2023
Apr-2023
May-2023
Jun-2023
Jul-2023
Aug-2023
Sep-2023
Oct-2023
Nov-2023
Dec-2023
FREY
Russell 1000
NYSE Composite

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in Part I, Item 8 “Financial Statements and Supplementary Data” and Part I, Item 1 “Business” of this Annual Report on Form 10-K, for an overview of our operations and business environment.
For discussion related to changes in financial condition and the results of operations for the year ended December 31, 2022, refer to Part II, Item 7 “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 27, 2023.
Overview
FREYR is a developer of clean, next-generation battery solutions. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. Through our strategy of Speed, Scale, and Sustainability, we seek to serve our primary markets of ESS and commercial mobility, including marine applications and commercial vehicles, and we have future ambitions to serve the EV.
We have started the development of Giga America, our first clean battery cell manufacturing project in the U.S., which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. Through the development of Giga America, we will pursue the opportunities and incentives provided by the IRA. At our CQP in Mo i Rana, Norway, we continue to progress our efforts to fully automate production of customer testable batteries using the SemiSolidTM technology licensed from 24M, while we simultaneously pursue a conventional battery technology partner to diversify and accelerate getting product to market.
As of December 31, 2023, we have not yet initiated manufacturing or derived revenue from our principal business activities.
Results of Operations
The following table sets forth information on FREYR’s consolidated results of operations (in thousands, except percentages):

	Years ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	($)	(%)	($)	(%)
Operating expenses:
General and administrative	$108,133	$107,357	$61,755	$776	1%	$45,602	74%
Research and development	28,457	13,574	13,816	14,883	110%	(242)	(2%)
Restructuring charge	6,016	—	—	6,016	NM	—	NM
Share of net loss of equity method investee	379	1,557	62	(1,178)	(76%)	1,495	NM
Total operating expenses	142,985	122,488	75,633	20,497	17%	46,855	62%
Loss from operations	(142,985)	(122,488)	(75,633)	(20,497)	17%	(46,855)	62%
Other income (expense)	70,559	23,369	(17,745)	47,190	202%	41,114	232%
Loss before income taxes	(72,426)	(99,119)	(93,378)	26,693	(27%)	(5,741)	6%
Income tax expense	(670)	—	—	(670)	NM	—	NM
Net loss	(73,096)	(99,119)	(93,378)	26,023	(26%)	(5,741)	6%
Net loss attributable to non-controlling interests	1,151	328	—	823	251%	328	NM
Net loss attributable to stockholders	$(71,945)	$(98,791)	$(93,378)	$26,846	(27%)	$(5,413)	6%

NM - Not meaningful
Operating expenses
General and administrative
General and administrative expenses primarily consists of personnel and personnel-related expenses for our marketing and administrative personnel, costs for administrative offices, insurance, and outside professional services including legal, accounting, and other advisory services.

General and administrative expenses increased by $0.8 million or 1%, to $108.1 million in 2023, from $107.4 million in 2022.
In November 2023, FREYR announced the Restructuring, which focused on preserving Company liquidity during scale up of the CQP and development of Giga America, allowing us to rationalize spending while continuing to fund critical initiatives. The Restructuring included spending cuts, changes in reporting lines, and a RIF. As a result, we expect general and administrative expenses to decline in 2024 as compared to 2023. However, our spending may increase in the future based on the availability of project and other financing. See also “Financial Condition, Liquidity and Capital Resources” below.
Research and development
R&D expenses consist primarily of personnel and personnel-related expenses for employees engaged in research and development activities, internal and external engineering, depreciation for R&D equipment and facilities, supplies and services, and contributions to research institutions. R&D expenses also include development costs related to our technology license with 24M.
R&D expenses increased by $14.9 million or 110%, to $28.5 million in 2023, from $13.6 million in 2022. This is primarily due to the startup of R&D operations at the CQP late in the second quarter of 2023.
R&D expenses in future periods are expected to be driven by increases in our technology personnel and research and development activities as we invest to improve our production processes, efficiency, and products and as we evaluate additional production and conventional battery technologies as part of our technology diversification strategy.
Restructuring charge
As part of the announced Restructuring, we accrued severance and other termination benefits of $6.0 million in 2023, with no corresponding charges incurred in 2022. See further discussion in Note 3 – Restructuring to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Share of net loss of equity method investee
Share of net loss of equity method investee consists of our proportionate share of the net earnings or losses and other comprehensive income from Nidec Energy AS in 2023 and FREYR Battery US, LLC in 2022. See further discussion in Note 6 – Long-Term Investments to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Other income (expense)
Other income (expense) primarily consists of the fair value adjustments on our warrant liability, convertible note, interest income and expense, net foreign currency transaction gains and losses, and grant income.
Other income increased by $47.2 million or 202%, to $70.6 million in 2023, from $23.4 million in 2022. Other income increased primarily due to a gain on warrant liability fair value adjustment of $31.8 million in 2023 compared to $14.2 million in 2022. In addition, we recognized a $20.9 million net foreign currency transaction gain in 2023, compared to $2.5 million in 2022 and $9.9 million interest income, net in 2023, compared to $1.8 million in 2022.
Financial Condition, Liquidity, and Capital Resources
Liquidity and Capital Resources
As of December 31, 2023 we had approximately $275.7 million of cash, cash equivalents, and restricted cash and current liabilities of approximately $49.2 million. Our restricted cash includes $21.4 million in escrow funds for Giga Arctic, with the restriction on the remaining unspent funds to be released in early 2024. To date, our principal sources of liquidity have been proceeds received from our Business Combination, issuance of equity securities, and amounts received from government grants. Historically, these funds have been used for constructing and equipping our battery manufacturing facilities, including the CQP and Giga Arctic, the purchase of land for Giga America, technology licensing, R&D activities, and general corporate purposes.
In December 2022, FREYR closed a public offering of 23.0 million ordinary shares at an offering price of $11.50 per share for total gross proceeds of approximately $264.5 million. In September 2022, FREYR filed a shelf registration statement on Form S-3 with the SEC, of which the December public offering is a part. Under this shelf registration statement, FREYR may, from time to time, sell up to an additional aggregate amount of approximately $235.5 million common stock, preferred stock, debt securities, warrants, rights, and purchase units.
Our future liquidity requirements depend on many factors, including the timing and extent of the following: capital expenditures for construction of our battery manufacturing facilities and purchase of related equipment; spending to support technology licensing and R&D efforts; spending on other growth initiatives or expansion into new geographies, including through joint ventures; spending to support our future revenue generating activities, including market acceptance of our products and services; and general economic conditions.

Until we can generate sufficient revenue to adequately support our liquidity requirements, we expect to fund short-term cash needs through our existing cash balances. We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the 12 months following December 31, 2023.
Our long-term operating needs and planned investments in our business and manufacturing footprint, as currently devised, will require significant financing to complete. Such financing may not be available at terms acceptable to us, or at all. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing. If we are unable to raise substantial additional capital, our ability to invest in Giga America, Giga Arctic, and other gigafactories or development projects will be significantly delayed or curtailed which would have a material adverse impact on our business prospects and results of operations. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or other borrowings could impose significant restrictions on our operations. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of our common stock.
FREYR is currently pursuing two tracks of development for Giga America in alignment with our technology diversification strategy. The financing options for Giga America may include the DOE Title 17 Clean Energy Financing Program and project-level equity funding. Track one would feature a multi-line 24M scaled technology, which is based on the timing of delivery of testable batteries to our key stakeholders from the CQP, and their acceptance of these batteries. Track two would design production using conventional battery technology, and we are exploring potential conventional partnership opportunities that could accelerate Giga America’s development and start of production. Based on our current preliminary estimates for track one, in light of design changes, inflation, and other factors, initial projected capital costs range from $2 billion to $3 billion. Initial capital costs for track two depend significantly on the partner we choose, plant configuration, and other factors, none of which have been finalized. FREYR expects to make a final investment decision on the Giga America in 2024 which could include one or both tracks.
We have begun the development of Giga America but have not yet begun construction nor committed significant funds for the purchase of materials and equipment. The total cost of Giga America construction will continue to be refined, as decisions concerning technology and product specifications, timing of the start of construction, factory layout, and equipment purchases are finalized.
In August 2022, the Company estimated its Giga Arctic facility to have a total cost of approximately $1.7 billion, using the configuration assumptions determined at that time. In 2023, we substantially completed groundworks and certain foundation structures, erected the initial building and secured and weatherized it, and then suspended work on the planned gigafactory. FREYR has elected to secure the Giga Arctic asset and minimize spending in 2024, instead prioritizing liquidity for scale-up efforts at the CQP and focusing spending on development of Giga America. Additional spending on Giga Arctic is pending continuing technology development and a competitive Norwegian regulatory response to the IRA. The total cost to complete the construction and buildout of the Giga Arctic facility and the timing of cash requirements will depend on a variety of factors such as the ultimate configuration of the facility, including the number of production lines, the capacity of the facility, technology and product specifications, the form and amount of government grants and assistance, the availability, form, and additional requirements of project and other financing, and general economic conditions.
The estimated costs of constructing the Giga America and Giga Arctic facilities remain subject to technology and product specification decisions, ongoing business, financing, and operational changes, and changes to the overall macroeconomic environment. We will continue to provide updates to reflect material developments, including approvals or commitments for spending that differ materially from our previous estimates.
We are planning a significant reduction in total cash spending in 2024 as compared to 2023, in order to extend our liquidity runway to two-plus years without any additional financing. We further expect to refrain from making significant capital expenditures during fiscal year 2024 until we have secured additional funding.
Our planned capital expenditures are based on management’s current estimates and may be subject to change. There can be no assurance that we will execute our capital expenditure plans as currently estimated, without addition, reduction, or modification. We may also from time to time reduce or increase planned spending on specific capital projects and/or adjust the timing of planned capital expenditures due to factors both within and outside of our control, including the availability of financing. As a result, actual capital expenditures in future years may differ materially from the amounts discussed above.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	For the years ended December 31,			2023 vs 2022 Change (%)	2022 vs 2021 Change (%)
	2023	2022	2021
Cash flows from operating activities	(87,929)	(90,009)	(63,136)	(2%)	43%
Cash flows from investing activities	(186,978)	(175,026)	(33,787)	7%	418%
Cash flows from financing activities	—	250,072	649,000	(100%)	(61%)

Operating Activities
Cash flows from operating activities were $(87.9) million in 2023, compared to $(90.0) million in 2022. The decrease in cash used in operating activities was primarily due to the receipt of $23.5 million for government grants in connection with the Giga America project for the year ended December 31, 2023.
Investing Activities
Cash flows from investing activities were $(187.0) million in 2023, compared to $(175.0) million in 2022. The increase in cash used in investing activities was primarily driven by $(187.8) million in purchases of property and equipment in 2023 compared to $(180.8) million in 2022, and lower proceeds from property related grants of $3.5 million in 2023 compared to $10.5 million in 2022.
Financing Activities
Cash flows from financing activities were zero in 2023, compared to $250.1 million in 2022. Cash flows from financing activities during 2022, consisted of net proceeds of $251.1 million from a public offering of 23.0 million ordinary shares, partially offset by $(1.1) million in cash used for the purchase of treasury shares.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that can significantly impact the amounts we report as assets, liabilities, revenues, and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates.
Our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involved a greater degree of judgment and complexity.
Impairment of Long-Lived Assets
We review our property, plant, and equipment, right-of-use asset under operating leases, definite lived intangible assets, and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value.
We estimate the recoverability of long-lived assets by applying an income approach, using estimated cash flows expected to be realized from the use of the assets. When appropriate, we may apply a scenario-based framework that incorporates various scenarios weighted based on the expected likelihood of occurrence. Asset impairment evaluations are, by nature, highly subjective. The critical estimates are significant unobservable inputs, which are based on numerous estimates and assumptions about future operations and market conditions including but not limited to those such as revenues, costs of goods sold, and scenario probabilities.
For the years ended December 31, 2023, 2022, and 2021, we have recognized no material impairments of our long-lived assets.
Share-Based Compensation
We issue share-based compensation from our long-term incentive plans. Awards are typically issued in the form of stock options and restricted stock units (“RSUs”) and awards may contain time based, market based, and/or performance based vesting conditions. Share-based compensation expense is generally determined based on the grant-date fair value of awards. Liability-classified awards are remeasured to fair value at each reporting date until settlement.
We have made an accounting policy election to recognize the expense for awards with a service condition and graded vesting features on a straight-line vesting method over the applicable vesting period, and to account for forfeitures in compensation expense as they occur. Therefore, the fair value of awards is expensed on a straight-line method over the vesting period for awards expected to meet performance based vesting conditions. Any subsequent changes in the estimated number of awards expected to vest will be recorded as a cumulative catch-up adjustment to compensation cost in the period in which the change in estimate occurs. For awards with a market condition, compensation cost is recognized over the service period regardless of whether the market conditions are ultimately achieved.
The fair value of share-based compensation awards is calculated with commonly used valuation models. We used a lattice option pricing model for certain stock options granted with a strike price above the grant date price and market based awards, we used a Black-Scholes-Merton option pricing model for all other stock options. These models use inputs and assumptions, including the market price of the shares on the date of grant, risk-free interest rate, expected volatility, and expected life which involve significant judgment. The fair value of RSUs is measured based on the closing price of our common stock.

Warrants and Warrant Liability
Our warrants entitle the holder to purchase one share of FREYR common stock upon payment of the option price. Certain of our warrants may contain terms such as cash settlement and redemption provisions. We evaluate our warrants to determine if they are considered indexed to the common stock of FREYR and would therefore be considered equity classified awards or if they would be considered liability classified awards.
Some terms of the warrants, such as those related to cash settlement and redemption, are valid only for a restricted group or class of holders, the warrants would be considered liability classified and such classification would be reevaluated upon distribution to a holder outside of that class. For equity classified warrants, the grant date fair value of the warrants is expensed over the vesting period. Liability classified warrants are measured at fair value at each balance sheet date. The fair value of the warrant is presented as warrant liability on the consolidated balance sheets with the corresponding change in value shown as warrant liability fair value adjustment in the consolidated statements of operations and comprehensive loss.
Prior to the completion of the Business Combination, we measured the fair value of our warrants using a scenario-based framework that considered varying levels of tranches of investments and the related equity valuation. The assumptions and estimates used in the analysis were based on information available at the time of the assessment. This model used significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. Subsequent to the consummation of the Business Combination, we measured the fair value of warrants using a Black-Scholes-Merton option pricing model. The assumptions and estimates used in this model incorporate significant inputs not observable in the market, including risk-free interest rate, expected term, and expected volatility, which caused this to be classified as a Level 3 measurement within the fair value hierarchy. We account for Private Warrants as derivative liabilities on the consolidated balance sheets. We measured the fair value at the close of the Business Combination and each subsequent reporting date, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss in the period of change.
Recent Accounting Pronouncements
See Note 1 – Summary of Significant Accounting Policies in the accompanying consolidated financial statements for information concerning new accounting standards and the impact or expected impact of the implementation of these standards on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FREYR is exposed to market risks arising from adverse changes in inflation and changing prices. This market risk is described further below. In addition, refer to Part I, Item 1A in this Annual Report on Form 10-K for additional discussion of these and other risks.
Currency Exchange Risk
We are exposed to currency exchange risk from potential changes in currency values of our non-U.S. dollar denominated expenses, assets, liabilities, and cash flows. This also includes foreign currency translation risk related to our net investment in foreign subsidiaries with functional currencies other than the U.S. dollar. Our most significant currency exposure relates to the Norwegian krone. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of stockholders' equity. The potential adjustment resulting from a hypothetical 10% change in foreign exchange rates would be approximately $43.8 million.
Interest Rate Risk
Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash and cash equivalents. A 10% adverse change in interest rates, as compared to the rates experienced by us in 2023 affecting our cash and cash equivalents would not have had a material impact on our financial position, profitability, or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FREYR BATTERY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of FREYR Battery, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of FREYR Battery, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment assessment of property and equipment
As described in Notes 1 and 5 to the consolidated financial statements, Property and equipment, net, was $366.4 million, as of December 31, 2023. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Management measures recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset group is expected to generate. In developing future undiscounted cash flows, there are significant unobservable inputs based on numerous estimates and assumptions about future operations and market conditions including but not limited to those such as revenues, and costs of goods sold. During the year ended December 31, 2023, the Company recognized no material impairments of its property and equipment.
The principal considerations for our determination that performing procedures relating to the impairment assessment of property and equipment is a critical audit matter are (i) the significant judgment by management when developing future undiscounted cash flows and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future operations and market conditions including revenue and costs of goods sold; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to management’s impairment assessment of property and equipment including controls over the estimation of future undiscounted cash flows. These procedures also included, among others, (i) testing management’s process for developing future undiscounted cash flows; (ii) evaluating the appropriateness of the undiscounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management, including the estimates of revenues and costs of goods sold. Evaluating management’s assumptions related to the revenues, and costs of goods sold involved evaluating whether the assumptions used by management were reasonable considering (i) the consistency with external market and industry data and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the assumptions.
/s/ PricewaterhouseCoopers AS
Oslo, Norway
February 29, 2024
We have served as the Company’s auditor since 2020.

FREYR BATTERY, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$253,339	$443,063
Restricted cash	22,403	119,982
Prepaid assets	2,168	8,293
Other current assets	34,044	8,117
Total current assets	311,954	579,455

Property and equipment, net	366,357	210,777
Intangible assets, net	2,813	2,963
Long-term investments	22,303	—
Convertible note	—	19,954
Right-of-use asset under operating leases	24,476	14,538
Other long-term assets	4,282	11
Total assets	$732,185	$827,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,113	$6,765
Accrued liabilities and other	30,790	51,446
Share-based compensation liability	281	4,367
Total current liabilities	49,184	62,578

Warrant liability	2,025	33,849
Operating lease liability	18,816	11,144
Other long-term liabilities	27,444	—
Total liabilities	97,469	107,571

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding as of December 31, 2023	—	—
Common stock, $0.01 par value, 355,000 shares authorized, and 139,705 issued and outstanding as of December 31, 2023	1,397	—
Ordinary share capital, no par value shares, 245,000 authorized, 139,854 issued, and 139,705 outstanding as of December 31, 2022	—	139,854
Additional paid-in capital	925,623	772,602
Treasury stock	—	(1,041)
Accumulated other comprehensive (loss) income	(18,826)	9,094
Accumulated deficit	(274,999)	(203,054)
Total stockholders' equity	633,195	717,455

Non-controlling interests	1,521	2,672
Total equity	634,716	720,127

Total liabilities and equity	$732,185	$827,698

See accompanying notes to consolidated financial statements

FREYR BATTERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except per Share Amounts)

	Years ended December 31,
	2023	2022	2021
Operating expenses:
General and administrative	$108,133	$107,357	$61,755
Research and development	28,457	13,574	13,816
Restructuring charge	6,016	—	—
Share of net loss of equity method investee	379	1,557	62
Total operating expenses	142,985	122,488	75,633
Loss from operations	(142,985)	(122,488)	(75,633)

Other income (expense):
Warrant liability fair value adjustment	31,763	14,183	(21,859)
Convertible note fair value adjustment	1,074	(277)	—
Interest income, net	9,949	1,780	314
Foreign currency transaction gain	20,855	2,512	1,325
Other income, net	6,918	5,171	2,475
Total other income (expense)	70,559	23,369	(17,745)
Loss before income taxes	(72,426)	(99,119)	(93,378)
Income tax expense	(670)	—	—
Net loss	(73,096)	(99,119)	(93,378)
Net loss attributable to non-controlling interests	1,151	328	—
Net loss attributable to stockholders	$(71,945)	$(98,791)	$(93,378)

Weighted average shares outstanding - basic and diluted	139,705	118,474	75,363
Net loss attributable to stockholders per share - basic and diluted	$(0.51)	$(0.83)	$(1.24)

Other comprehensive income (loss):
Net loss	$(73,096)	$(99,119)	$(93,378)
Foreign currency translation adjustments, net of tax	(27,920)	9,618	(1,182)
Total comprehensive loss	(101,016)	(89,501)	(94,560)
Comprehensive loss attributable to non-controlling interests	1,151	328	—
Comprehensive loss attributable to stockholders	$(99,865)	$(89,173)	$(94,560)
See accompanying notes to consolidated financial statements

FREYR BATTERY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2021	37,452	$—	$15,183	$658	$—	$(10,885)	$—	$4,956
Share-based compensation expense	—	—	14,055	—	—	—	—	14,055
Net loss	—	—	—	—	—	(93,378)	—	(93,378)
Reclassification of share-based compensation expense from equity to liability	—	—	(8,984)	—	—	—	—	(8,984)
Norway demerger	—	—	(2,897)	—	—	—	—	(2,897)
Issuance of ordinary shares in settlement of FREYR Legacy preferred shares	1,490	—	14,895	—	—	—	—	14,895
PIPE Investment, net of transaction costs	60,000	—	579,000	—	—	—	—	579,000
Business Combination, net of redemptions and transaction costs	17,499	—	39,020	—	—	—	—	39,020
Luxembourg reorganization	—	116,441	(116,441)	—	—	—	—	—
Conversion of warrants to ordinary shares	413	413	(413)	—	—	—	—	—
Other comprehensive income	—	—	—	(1,182)	—	—	—	(1,182)
Balance as of December 31, 2021	116,854	$116,854	$533,418	$(524)	$—	$(104,263)	$—	$545,485
Share-based compensation expense	—	—	9,976	—	—	—	—	9,976
Net loss	—	—	—	—	—	(98,791)	(328)	(99,119)
Repurchase of shares	—	—	—	—	(1,052)	—	—	(1,052)
Exercise of stock options	—	—	(11)	—	11	—	—	—
Exercise of warrants	—	—	1	—	—	—	—	1
Issuance of ordinary shares, net of transaction costs	23,000	23,000	228,126	—	—	—	—	251,126
Reclassification of warrants from liability classified to equity classified	—	—	1,092	—	—	—	—	1,092
Contribution from non-controlling interest holders	—	—	—	—	—	—	3,000	3,000
Other comprehensive income	—	—	—	9,618	—	—	—	9,618
Balance as of December 31, 2022	139,854	$139,854	$772,602	$9,094	$(1,041)	$(203,054)	$2,672	$720,127
Share-based compensation expense	—	—	15,544	—	—	—	—	15,544
Net loss	—	—	—	—	—	(71,945)	(1,151)	(73,096)
Reclassification of warrants from liability classified to equity classified	—	—	61	—	—	—	—	61
Change to par value common stock	—	(138,308)	138,308	—	—	—	—	—
Cancellation of treasury shares	(149)	(149)	(892)	—	1,041	—	—	—
Other comprehensive loss	—	—	—	(27,920)	—	—	—	(27,920)
Balance as of December 31, 2023	139,705	$1,397	$925,623	$(18,826)	$—	$(274,999)	$1,521	$634,716

See accompanying notes to consolidated financial statements

FREYR BATTERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(73,096)	$(99,119)	$(93,378)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	11,595	8,643	14,818
Depreciation and amortization	3,344	478	120
Loss on U.S. joint venture consolidation	—	1,619	—
Reduction in the carrying amount of right-of-use assets	1,351	1,458	—
Warrant liability fair value adjustment	(31,763)	(14,183)	21,859
Convertible note fair value adjustment	(1,074)	277	—
Share of net loss of equity method investee	379	1,557	62
Foreign currency transaction net unrealized gain	(19,648)	(2,868)	—
Other	469	2	(131)
Changes in assets and liabilities:
Prepaid assets and other current assets	4,487	(3,664)	(16,419)
Other long-term assets	—	—	(230)
Accounts payable, accrued liabilities and other	20,039	17,385	10,163
Operating lease liability	(4,012)	(1,594)	—
Net cash used in operating activities	(87,929)	(90,009)	(63,136)

Cash flows from investing activities:
Proceeds from property related grants	3,500	10,461	—
Purchases of property and equipment	(187,823)	(180,787)	(13,775)
Investments in equity method investee	(1,655)	(3,000)	—
Asset acquisition, cash acquired	—	300	—
Investments in convertible note	—	—	(20,000)
Purchases of other long-term assets	(1,000)	(2,000)	(12)
Net cash used in investing activities	(186,978)	(175,026)	(33,787)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares, net	—	251,124	—
Repurchase of treasury shares	—	(1,052)	—
Proceeds from Business Combination	—	—	70,836
Proceeds from PIPE Investment, net	—	—	573,666
Proceeds from issuance of redeemable preferred shares	—	—	7,500
Payments for the Norway Demerger	—	—	(3,002)
Net cash provided by financing activities	—	250,072	649,000

Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(12,396)	12,381	(1,395)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(287,303)	(2,582)	550,682
Cash, cash equivalents, and restricted cash at beginning of period	563,045	565,627	14,945
Cash, cash equivalents, and restricted cash at end of period	$275,742	$563,045	$565,627

Supplementary disclosures of cash flow information:
Cash paid for interest	$—	$—	$3
Cash paid for income taxes	$269	$—	$—

Supplementary disclosures for non-cash activities:
Conversion of convertible note into preferred shares	$21,028	$—	$—
Warranty liability assumed from business combination	—	—	27,265
Settlement of redeemable preferred shares through issuance of ordinary shares	—	—	14,895
Reclassification of share-based compensation expense from equity to liability	—	—	8,984
Accrued purchases of property and equipment and intangible assets	22,312	25,360	7,559
Investment in equity method investment through assumption of liability	—	—	3,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$253,339	$443,063	$563,956
Restricted cash	22,403	119,982	1,671
Cash, cash equivalents, and restricted cash	$275,742	$563,045	$565,627
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business
FREYR Battery, Inc., a Delaware corporation (“FREYR,” the “Company”, “we”, or “us”), is a developer of clean, next-generation battery solutions. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. Through our strategy of Speed, Scale, and Sustainability, we seek to serve our primary markets of energy storage systems (“ESS”) and commercial mobility, including marine applications and commercial vehicles, and we have future ambitions to serve the electric vehicles market (“EV”).
We have started the development of our first clean battery cell manufacturing project in the U.S. (“Giga America”), which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. Through the development of Giga America, we will pursue the opportunities and incentives provided by the U.S. Inflation Reduction Act of 2022 (the “IRA”). At our Customer Qualification Plant (“CQP”) in Mo i Rana, Norway, we continue to progress our efforts to fully automate production of customer testable batteries using the SemiSolidTM technology licensed from 24M Technologies, Inc. (“24M”), while we simultaneously pursue a conventional battery technology partner to diversify and accelerate delivering our product to market.
As of December 31, 2023, we have not yet initiated manufacturing or derived revenue from our principal business activities. Our Chief Executive Officer (“CEO”), who is the chief operating decision-maker, manages our operations as a single operating segment for purposes of allocating resources and evaluating financial performance.
Background
On January 29, 2021, FREYR AS, a private limited liability company organized under the laws of Norway (“FREYR Legacy”) and Alussa Energy Acquisition Corp., a Cayman Islands exempted company (“Alussa”), among others, entered into the Business Combination Agreement (the “BCA”) to effect a merger between the companies (the “Business Combination”). FREYR Battery, a Luxembourg public limited liability company (“société anonyme”) (“FREYR Lux”) was formed on January 20, 2021, to complete the Business Combination and to serve as the successor entity to FREYR Legacy, the predecessor entity. The merger was completed in multiple stages, pursuant to the terms of the BCA. On July 8, 2021, FREYR Lux’s ordinary shares and warrants began trading on the New York Stock Exchange (“NYSE”) and on July 9, 2021, FREYR Lux completed the Business Combination and FREYR Legacy and Alussa became wholly owned subsidiaries of FREYR Lux.
The Business Combination was accounted for as a reverse recapitalization, with Alussa treated as the “acquired” company for accounting purposes and FREYR Lux issuing shares for the net assets of Alussa, accompanied by a recapitalization. The net assets of Alussa were stated at historical cost, which approximated fair value, with no goodwill or other intangible assets recorded. As a result, the consolidated financial statements for the year ended December 31, 2021 included herein reflect the historical operating results of FREYR Legacy prior to the completion of the Business Combination and the consolidated results of FREYR Lux and its subsidiaries for the period following the completion of the Business Combination.
In 2023, FREYR Lux announced a process to redomicile from Luxembourg to the United States pursuant to an Agreement and Plan of Merger, dated as of October 13, 2023 (the “Merger Agreement”) and the Common Draft Terms of Cross-Border Merger (projet commun de fusion transfrontalière) (the “Cross-Border Merger Agreement”), by and between FREYR Lux and FREYR. At its Extraordinary General Meeting of Shareholders held on December 15, 2023, the shareholders of FREYR Lux approved by the requisite majority the merger of FREYR Lux with and into FREYR, with FREYR as the surviving entity (the “Merger”). On December 31, 2023, FREYR Lux completed the Merger and redomiciliation plan and, as a result of the Merger, FREYR became the successor issuer to FREYR Lux.
See further discussion of the Merger in Note 10 – Warrants and Note 12 – Stockholders' Equity.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the U.S. (“U.S. GAAP”). The consolidated financial statements include the accounts of FREYR, its wholly owned subsidiaries, majority-owned subsidiaries, and variable interest entities (“VIE”) of which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current year’s presentation in the consolidated financial statements and the accompanying notes.
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, estimates related to impairment of long-lived assets, the valuation of warrant liability, share-based compensation, and the convertible note. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, however, actual results may differ materially from these estimates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Risks and Uncertainties
We are subject to those risks common to our business and industry and also those risks common to early stage development companies. These risks include those disclosed in Part 1, Item 1A, of this Annual Report on Form 10-K.
These financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of the date of this report, our existing cash resources, which were primarily provided as a result of the Business Combination and issuance of equity securities, are sufficient to support our planned operations for at least the next 12 months from the date of issuance of these financial statements. Therefore, our financial statements have been prepared on the basis that we will continue as a going concern.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.
Restricted Cash
Certain cash balances are restricted as to withdrawal or use. Restricted cash primarily consists of the balance of an account held for the construction of Giga Arctic. Additionally, restricted cash includes funds held in a restricted account for the payment of upfront rental lease deposits and government income tax withholdings.
Fair Value Measurements and Fair Value Option
We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability. These could include risks inherent in valuation techniques, transfer restrictions, and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
Under the fair value option, the Company has the irrevocable option, on an instrument-by-instrument basis, to report certain financial assets and financial liabilities at fair value with changes in fair value reported in earnings. Any changes in the fair value of liabilities resulting from changes in the instrument-specific credit risk would be reported in other comprehensive income.
Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. The cost of an asset includes the cost of the purchase or construction of the asset plus other costs necessary to bring the asset to the condition and location necessary for its intended use. Maintenance and repairs are charged to expense as incurred and improvements or major enhancements are capitalized.
The Company maintains arrangements with certain local government agencies that provide for ad valorem tax incentives in connection with the Company’s capital investment in property and equipment purchases to outfit new facilities over a specified timeframe. To facilitate the incentives, the Company conveys the purchased property and equipment to the local government agency and will lease it back from such agency for nominal consideration. The Company retains access to and use of the property and equipment and the title will be conveyed back to the Company for a nominal fee. As the Company continues to benefit from the property and equipment, it is recorded on the Company’s consolidated balance sheets.
Depreciation begins when an asset is placed into service or is substantially complete and ready for its intended use. Depreciation is computed using the straight-line method, over the estimated useful lives of the related asset. Land and construction in progress are not depreciated.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The estimated useful lives of our property and equipment are as follows:

Asset Class	Useful Life
Machinery and equipment	5 to 15 years
Office equipment	3 to 5 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
The useful lives of our property and equipment are determined by management when those assets are initially recognized and are routinely reviewed for reasonableness. Useful lives are estimates based on current facts and circumstances, and actual useful lives may differ from these estimates. When a change is made to the estimated useful life of an asset, the remaining carrying value of the asset is prospectively depreciated or amortized over the remaining estimated useful life. Historically, changes in useful lives have not resulted in material changes to our depreciation and amortization expense.
When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the accompanying consolidated statements of operations and comprehensive loss.
Intangible Assets
Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, usually determined by the remaining legal or contractual life of the asset. Our current intangible assets have an estimated useful life of 20 years.
Impairment of Long-Lived Assets
We review our property, plant, and equipment, right-of-use asset under operating leases, definite lived intangible assets, and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value.
We estimate the recoverability of long-lived assets by applying an income approach, using estimated cash flows expected to be realized from the use of the assets. When appropriate, we may apply a scenario-based framework that incorporates various scenarios weighted based on the expected likelihood of occurrence. Asset impairment evaluations are, by nature, highly subjective. The critical estimates are significant unobservable inputs, which are based on numerous estimates and assumptions about future operations and market conditions including but not limited to those such as revenues, costs of goods sold, and scenario probabilities.
For the years ended December 31, 2023, 2022, and 2021, we have recognized no material impairments of our long-lived assets.
Convertible Note
We elected to account for our convertible note receivable from 24M under the fair value option, with changes in fair value recognized as a convertible note fair value adjustment within the consolidated statement of operations and comprehensive loss. We estimated the fair value of the convertible note at each balance sheet date using a scenario-based framework that incorporates various scenarios weighted based on the expected likelihood of occurrence. This framework utilized significant assumptions and judgments about the expected timing and probability of each scenario, expected payoffs upon the event, and the discount rate. As these were significant inputs not observable in the market, this is classified as a Level 3 measurement within the fair value hierarchy.
Variable Interest Entities
The Company enters into relationships with or makes investments in other entities that may be VIEs. A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Equity Method Investments
We utilize the equity method to account for investments, including joint ventures, when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee.
Equity Investments Without Readily Determinable Fair Values
We account for investments in equity instruments that do not have a readily determinable fair value and do not provide the Company with control or significant influence under the measurement alternative, defined as cost, less impairment, adjusted for subsequent observable price changes. We assess relevant transactions that occur on or before the balance sheet date to identify observable price changes, and we regularly monitor these investments to evaluate whether there is an indication that the investment is impaired.
Leases
A lease is a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification as a short-term lease, operating lease, or finance lease is made at the lease inception. We consider all relevant contractual provisions, including renewal and termination options, to determine the term of the lease. Renewal or termination options that are reasonably certain of exercise by the lessee and those controlled by the lessor are included in determining the lease term. We have made an accounting policy election to present the lease and associated non-lease operations as a single component based on the predominant component.
We have made an accounting policy election not to recognize a right-of-use asset and a lease liability for short-term leases with an initial term of 12 months or less, therefore these leases are not recorded on the consolidated balance sheets. Expenses for short-term leases are recognized on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss.
We recognize lease liabilities and right-of-use assets for all operating and finance leases, for which we are a lessee, at the lease commencement date. Lease liabilities are initially recognized at the present value of the future lease payments during the expected lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, based on the information available at the lease commencement date, in determining the present value of lease payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The right-of-use asset is initially recognized at the amount of the initial measurement of the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received, and any initial direct costs incurred by the Company. Right-of-use asset is recorded as other long-term assets in the consolidated balance sheets. Subsequent to initial recognition, the right-of-use asset is reflected net of amortization. Costs to get a leased asset to the condition and location necessary for its intended use are capitalized as leasehold improvements.
We remeasure our lease liabilities with a corresponding adjustment to the right-of-use asset due to an applicable change in lease payments such as those due to a lease modification not accounted for as a separate contract, certain changes in the expected term of the lease, and certain changes in assessments and contingencies. Subsequent to initial recognition, the operating lease liability is increased for the interest component of the lease liability and reduced by the lease payments made. Operating lease expenses are recognized as a single lease cost in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term, which includes the interest component of the measurement of the lease liability and amortization of the right-of-use asset.
Government Grants
The Company recognizes grants over the periods in which we recognize the related costs for which the grants are intended to compensate. For grants that provide income to offset specified or general Company expenses, we recognize the proceeds as other income, net in the consolidated statement of operations and comprehensive loss over the periods in which the related costs are incurred and the conditions for receiving the grants have been fulfilled, for the portion of the grant that is reasonably assured of being retained. For grants related to the purchase or construction of property, we reduce the carrying amount of the property and equipment recorded on the consolidated balance sheets as the grants are received and the conditions for receiving the grants have been fulfilled. Grants, for which the Company has not yet met the criteria to earn or retain the funds received, are deferred and presented as other current or other long-term liabilities on the consolidated balance sheet, until such time as the criteria for recognition of grant income or an offset to construction costs is met.
Research and Development Cost
Research and development (“R&D”) costs that do not meet the criteria for capitalization are expensed as incurred. R&D expenses consist primarily of personnel and personnel-related expenses for employees engaged in research and development activities, internal and external engineering, depreciation for R&D equipment and facilities, supplies and services, and contributions to research institutions. R&D expenses also include development costs related to our technology license with 24M.
Foreign Currency Translation and Transaction Gains and Losses
Our functional currency is U.S. dollars. Generally, the functional currency of our subsidiaries is the jurisdiction’s local currency. We translate the financial statements of these subsidiaries to U.S. dollars using period-end exchange rates for assets and liabilities. Revenues and expenses are translated into U.S. dollars using the average exchange rates prevailing for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
each period presented. We record translation gains and losses in accumulated other comprehensive income. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency transaction gain (loss) in other income (expense).
Share-Based Compensation
We issue share-based compensation from our long-term incentive plans. Awards are typically issued in the form of stock options and restricted stock units (“RSUs”) and awards may contain time based, market based, and/or performance based vesting conditions. Share-based compensation expense is generally determined based on the grant-date fair value of awards. Liability-classified awards are remeasured to fair value at each reporting date until settlement.
We have made an accounting policy election to recognize the expense for awards with a service condition and graded vesting features on a straight-line vesting method over the applicable vesting period, and to account for forfeitures in compensation expense as they occur. Therefore, the fair value of awards is expensed on a straight-line method over the vesting period for awards expected to meet performance based vesting conditions. Any subsequent changes in the estimated number of awards expected to vest will be recorded as a cumulative catch-up adjustment to compensation cost in the period in which the change in estimate occurs. For awards with a market condition, compensation cost is recognized over the service period regardless of whether the market conditions are ultimately achieved.
The fair value of share-based compensation awards is calculated with commonly used valuation models. We used a lattice option pricing model for certain stock options granted with a strike price above the grant date price and market based awards, we used a Black-Scholes-Merton option pricing model for all other stock options. These models use inputs and assumptions, including the market price of the shares on the date of grant, risk-free interest rate, expected volatility, and expected life which involve significant judgment. The fair value of RSUs is measured based on the closing price of our common stock.
Warrants and Warrant Liability
Our warrants entitle the holder to purchase one share of FREYR common stock upon payment of the option price. Certain of our warrants may contain terms such as cash settlement and redemption provisions. We evaluate our warrants to determine if they are considered indexed to the common stock of FREYR and would therefore be considered equity classified awards or if they would be considered liability classified awards.
Some terms of the warrants, such as those related to cash settlement and redemption, are valid only for a restricted group or class of holders, the warrants would be considered liability classified and such classification would be reevaluated upon distribution to a holder outside of that class. For equity classified warrants, the grant date fair value of the warrants is expensed over the vesting period. Liability classified warrants are measured at fair value at each balance sheet date. The fair value of the warrant is presented as warrant liability on the consolidated balance sheets with the corresponding change in value shown as warrant liability fair value adjustment in the consolidated statements of operations and comprehensive loss.
Prior to the completion of the Business Combination, we measured the fair value of our warrants using a scenario-based framework that considered varying levels of tranches of investments and the related equity valuation. The assumptions and estimates used in the analysis were based on information available at the time of the assessment. This model used significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. Subsequent to the consummation of the Business Combination, we measured the fair value of warrants using a Black-Scholes-Merton option pricing model. The assumptions and estimates used in this model incorporate significant inputs not observable in the market, including risk-free interest rate, expected term, and expected volatility, which caused this to be classified as a Level 3 measurement within the fair value hierarchy. We account for Private Warrants as derivative liabilities on the consolidated balance sheets. We measured the fair value at the close of the Business Combination and each subsequent reporting date, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss in the period of change.
Defined Contribution Benefit Plans
We have defined contribution benefit plans in accordance with Norwegian law for employees residing in Norway, as well as in certain other countries. We made contributions to our defined contribution benefit plans of $2.9 million in 2023, $2.5 million in 2022, and $0.6 million in 2021.
Income Taxes
Income tax expense is based on relevant tax rates in effect in the countries in which we operate and earn income. Current income tax expense reflects an estimate of our income tax liability for the current year, including changes in prior year tax estimates as returns are filed, and tax audit adjustments, if any.
Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax effected by applying the relevant tax rate, applicable to the periods in which the reversal of such differences is expected to affect taxable income. Changes in deferred income tax assets and liabilities are included as a component of income tax expense, unless they are associated with components of other comprehensive income, which are instead reflected as a change in other comprehensive income. The effect of changes in enacted tax rates on deferred income tax assets and liabilities are reflected in income tax expense in the period of enactment. A valuation allowance is provided when it is deemed more likely than not that some

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
portion or all of a deferred tax asset will not be realized, after consideration of both positive and negative evidence about realization. Changes in the valuation allowances occurring in subsequent periods are included in the consolidated statements of operations and comprehensive loss.
Assets and liabilities are established for uncertain tax positions taken, or expected to be taken, in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on their technical merits. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.
Concentrations of Credit Risk
Financial instruments that are potentially subjected to credit risk consist of cash and cash equivalents and restricted cash. Our cash and cash equivalents and restricted cash are placed with major financial institutions. We have not experienced any credit loss related to our cash and cash equivalents and restricted cash.
Emerging Growth Company
Prior to December 31, 2023, the Company was an emerging growth company under the JOBS Act, and as a result, was eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In prior periods, the Company elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. As the Company satisfied the definition of a “large accelerated filer” on the measurement date of June 30, 2023 under the definition of the Securities Exchange Act of 1934, as amended, and as a result, it no longer qualifies as an emerging growth company as of December 31, 2023. Therefore, the Company is no longer able to take advantage of the extended transition period for adopting new or revised accounting standards.
Adoption of Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve the consistent application. We adopted this guidance as of January 1, 2022. Adoption of the standard did not have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leasing arrangements. We adopted this guidance as of January 1, 2022, on a modified retrospective basis and thus did not restate comparative periods. As a result, the comparative financial information and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment of whether a contract is or contains a lease, and our initial direct costs for any leases that existed before the adoption of the new standard. A description of our accounting policy and accounting methods elected, is included under “Leases” above. Our right-of-use assets and corresponding lease liabilities for operating lease liabilities at adoption were $9.9 million. There was no change to accumulated deficit as a result of adoption, and the implementation of this standard did not cause a material change in the Company’s operating expenses.
Future Adoption of New Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the ASU can be applied prospectively or retrospectively. Adoption of this guidance will result in required additional disclosures being included in our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. BUSINESS COMBINATION
As discussed in Note 1 – Summary of Significant Accounting Policies, we completed the Business Combination on July 9, 2021. Immediately before the closing of the Business Combination, all outstanding redeemable preferred shares of FREYR Legacy were converted into ordinary shares of FREYR. Upon the consummation of the Business Combination, each share of FREYR Legacy issued and outstanding was canceled and converted into the right to receive 0.179038 ordinary shares in FREYR (the “Exchange Ratio”).
Upon the closing of the Business Combination, a total of 116.4 million ordinary shares of FREYR were issued, with $116.4 million designated by our Board of Directors as share capital. As a result, $116.4 million of additional paid-in capital was reclassified as ordinary share capital on our consolidated balance sheets to reflect the reorganization as a Luxembourg entity. In addition, our articles of association were amended and restated to, among other things, reflect issued ordinary shares of 116.4 million, issued share capital of $116.4 million, and increased the total number of authorized shares to 245.0 million shares without par value.
In connection with the Business Combination, on January 29, 2021, Alussa and FREYR entered into separate subscription agreements with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and FREYR agreed to sell to the Subscribers, an aggregate of 60.0 million ordinary shares, for a purchase price of $10.00 per share and an aggregate purchase price of $600.0 million, in a private placement pursuant to the subscription agreements (the “PIPE Investment”). The PIPE Investment closed simultaneously with the consummation of the Business Combination.
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Alussa was treated as the “acquired” company for financial reporting purposes. See Note 1 – Summary of Significant Accounting Policies for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of FREYR issuing shares for the net assets of Alussa, accompanied by a recapitalization. The net assets of Alussa were stated at historical cost, with no goodwill or other intangible assets recorded.
The following table reconciles the elements of the Business Combination and PIPE Investment to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the year ended December 31, 2021 (in thousands):

Recapitalization
Cash - Alussa trust and cash, net of redemptions	$104,535
Cash - PIPE Investment	600,000
Less: Non-cash net liabilities assumed from Alussa	(26,129)
Less: Transaction costs	(60,386)
Net Business Combination and PIPE Investment	618,020
Add back: Non-cash net liabilities assumed from Alussa	26,129
Add: Accrued transaction costs	353
Net cash contribution from Business Combination and PIPE	$644,502
The number of ordinary shares issued immediately following the consummation of the Business Combination:

Number of Shares
Alussa Class A ordinary shares, outstanding prior to Business Combination	28,750,000
Less: redemption of Alussa Class A ordinary shares	(18,439,168)
Alussa Class A ordinary shares	10,310,832
Alussa Class B founder ordinary shares	7,187,500
Ordinary shares issued in PIPE Investment	60,000,000
Ordinary shares issued to FREYR Legacy preferred shareholders	1,489,500
Business Combination and PIPE Investment ordinary shares	78,987,832
FREYR Legacy ordinary shares (1)	37,452,359
Total ordinary shares immediately after Business Combination and PIPE Investment	116,440,191

(1)
The number of FREYR Legacy ordinary shares was determined from the 209,196,827 of FREYR Legacy ordinary shares outstanding prior to the closing of the Business Combination converted at the exchange ratio of 0.179038. All fractional shares were rounded down.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. RESTRUCTURING
In November 2023, FREYR announced a restructuring process (the “Restructuring”), which focused on preserving Company liquidity during scale up of the CQP and development of Giga America, while continuing to fund critical initiatives. The Restructuring included decreasing the number of consultants utilized as well as a reduction in force (“RIF”), which resulted in a total of 58 employees receiving a notice of termination in 2023. Certain of these employees ceased their work in 2023, but most will formally exit the organization in the first quarter of 2024.
We accrued severance and other termination benefits of $6.0 million related to the RIF in 2023, which was recognized in Restructuring charge in the consolidated statements of operation and comprehensive loss. Accrued severance and personnel costs are included within accrued liabilities and other on the consolidated balance sheets as of December 31, 2023. No cash payments or other adjustments to the accrued restructuring charge balance have been made in 2023.
4. OTHER CURRENT ASSETS
Other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Deposits	$23,893	$39
Other current assets	10,151	8,078
Total	$34,044	$8,117
5. PROPERTY AND EQUIPMENT, NET AND INTANGIBLES, NET
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Land	$44,326	$44,326
Leasehold improvements	39,723	21
Machinery and equipment	14,058	61
Office equipment	2,926	2,532
Construction in progress	269,197	164,387
	370,230	211,327
Less: Accumulated depreciation	(3,873)	(550)
Total	$366,357	$210,777
Land consists of a 368-acre parcel of land in Coweta County, Georgia, which was purchased in 2022 for the development of Giga America. Leasehold improvements and machinery and equipment as of December 31, 2023 are largely related to the Company’s CQP in Mo i Rana, Norway. Construction in progress primarily includes costs related to the construction of the Giga Arctic facilities and production equipment for the CQP in Mo i Rana, Norway. Depreciation expense was $3.2 million in 2023, $0.4 million in 2022, and $0.1 million in 2021.
Long-lived assets, consisting of property and equipment, net and right-of-use asset under operating leases, by geographic area consisted of the following (in thousands):

	As of December 31,
	2023	2022
Norway	$344,637	$179,884
United States	45,220	44,345
Other	976	1,086
Total	$390,833	$225,315

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License	$3,000	$(187)	$2,813	$3,000	$(37)	$2,963
Intangible assets consist of a license to produce and sell lithium-iron phosphate cathode battery materials using Taiwan based Advanced Lithium Electrochemistry Co., Ltd.’s technology. The license has a 20-year useful life. Amortization expense was $150,000 in 2023, $38,000 in 2022, and zero in 2021. Future annual amortization expense is estimated to be $150,000 per year for each of the next five years.
6. LONG-TERM INVESTMENTS
The Company’s equity investments consisted of the following (in thousands):

	As of December 31,
Investment	2023	2022
Equity method investments:
Nidec Energy AS	$1,275	$—
Investments without readily determinable fair values:
24M preferred stock	21,028	—
Total Long-Term Investments	$22,303	$—
Equity Method Investments
In March 2023, the Company contributed $1.7 million to obtain a 33% equity interest in Nidec Energy AS (the “Nidec JV”), a joint venture with Nidec Europe BV (“Nidec”). The Nidec JV was formed to develop, manufacture, and sell battery modules and battery packs for industrial and utility-grade ESS applications. The Company determined that the Nidec JV was a VIE, and that the Company was not the primary beneficiary. Additionally, the Company is able to exercise significant influence but not control over the operating and financial policies of the Nidec JV. Therefore, the Company has recorded its investment in the Nidec JV as an equity method investment.
In October 2021, we formed a joint venture, with the purpose of advancing the development of clean battery cell manufacturing in the U.S. (the “U.S. JV”). At the time of this initial investment, the Company agreed to contribute $3.0 million for the initial costs related to developing the first gigafactory to project concept selection, and this contribution was made in January 2022. We held a 50% common stock ownership in the U.S. JV and utilized the equity method of accounting for the U.S. JV through October 2022. In November 2022, the Company contributed an additional $49.0 million to the U.S. JV, increasing the Company’s common stock ownership in the U.S. JV to 95%. The Company reevaluated its classification of the U.S. JV, which was determined to meet the characteristics of a VIE. The Company was deemed to be the primary beneficiary of the U.S. JV and began consolidating the U.S. JV in November 2022. During the year ended December 31, 2023, the Company made an additional $22.6 million contribution and increased its common stock ownership to 96%.
The Company recognized its share of net loss of equity method investee in the consolidated statements of operations and comprehensive loss of $0.4 million in 2023, related to the Company’s equity method investment in the Nidec JV, and $1.6 million in 2022 and $0.1 million in 2021, related to the Company’s equity method investment in the U.S. JV. During the year ended December 31, 2023, the Company recognized other income of $0.8 million related to general and administrative expenses incurred on behalf of the Nidec JV. There were no comparable amounts recognized in prior periods.
Equity Investments Without Readily Determinable Fair Values
On October 8, 2021, we invested in an unsecured convertible note receivable (the “Convertible Note”) from 24M, our battery platform technology licensor for our planned gigafactories. In December 2022, we signed a contract amendment that would result in the Convertible Note converting to preferred stock in March 2023 based on the contractual conversion price in the original contract. On March 24, 2023, we converted the Convertible Note to preferred stock of 24M. As the 24M preferred stock does not have a readily determinable fair value and does not provide the Company with control or significant influence, we have elected to account for the 24M preferred stock under the measurement alternative. See Note 11 – Fair Value Measurement for further details.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued purchases	$13,145	$34,932
Accrued payroll and payroll related expenses	13,120	12,936
Operating lease liabilities (Note 8)	3,382	3,257
Other current liabilities	1,143	321
Total	$30,790	$51,446
8. LEASES
We currently lease our corporate offices, the building for the CQP, the land for the Giga Arctic facilities, as well as other facilities and properties. Our leases have remaining lease terms of up to 49 years, some of which include options to extend the leases and some of which include options to terminate the leases at our sole discretion. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. As of December 31, 2023, all of our leases are operating leases.
Lease liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued liabilities and other (Note 7)	$3,382	$3,257
Operating lease liability	18,816	11,144
Total	$22,198	$14,401
Lease expenses consisted of the following (in thousands):

	Years ended December 31,
	2023	2022
Operating lease cost	$3,039	$2,232
Variable lease cost	621	170
Short-term lease cost	299	157
Total lease cost	$3,959	$2,559
The remaining minimum lease payments due on our long-term leases are as follows (in thousands):

December 31, 2023
2024	$3,503
2025	3,486
2026	3,254
2027	2,191
2028	2,047
Thereafter	30,444
Total undiscounted lease payments	44,925
Less: imputed interest	(22,727)
Present value of lease liabilities	$22,198

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Weighted average remaining lease term and discount rate are as follows:

	As of December 31,
	2023	2022
Weighted-average remaining lease term (in years)	32.9	22.8
Weighted-average discount rate	7.12%	6.88%
Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$5,088	$2,528
Lease liabilities arising from obtaining right-of-use assets	$12,240	$15,878
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and if such loss or a range of losses is estimable, often involves significant judgment, including estimates and assumptions about future events.
To the knowledge of our management, as of December 31, 2023 there is no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.
10. WARRANTS
Public and Private Warrants
As part of the Business Combination, as described in Note 2 – Business Combination, we assumed 24.6 million total warrants (the “Warrants”), including both public warrants (the “Public Warrants”) and private warrants (the “Private Warrants”). The Warrants entitle the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
We may call the Public Warrants for redemption once they become exercisable, in whole and not in part, at a price of $0.01 per Public Warrant, so long as we provide at least 30 days prior written notice of redemption to each Public Warrant holder, and if, and only if, the reported last sales price of our common stock equals or exceeds $18.00 per share for each of 20 trading days within the 30 trading-day period ending on the third trading day before the date on which we send the notice of redemption to the Public Warrant holders. We determined that the Public Warrants are equity classified as they are indexed to our common stock and qualify for classification within stockholders’ equity. As such, the Public Warrants are presented as part of additional paid-in capital on the consolidated balance sheets.
The Private Warrants are identical to the Public Warrants, except that so long as they are held by a certain holder or any of its permitted transferees, the Private Warrants: (i) may be exercised for cash or on a cashless basis and (ii) shall not be redeemable by FREYR. We determined that the Private Warrants are not considered indexed to our common stock as the holder of the Private Warrants impacts the settlement amount and thus, they are liability classified. The Private Warrants are presented as warrant liability on the consolidated balance sheets.
If Private Warrants are sold or transferred to another party that is not the specified holder or any of its permitted transferees, the Private Warrants become Public Warrants and qualify for classification within stockholders’ equity at the fair value on the date of the transfer. See also Note 11 – Fair Value Measurement.
In connection with the completion of the Merger, on December 20, 2023 each public and private warrant of FREYR Lux issued and outstanding that was exercisable for one FREYR Lux ordinary share became exercisable for one share of common stock of FREYR, and FREYR assumed FREYR Lux’s rights and obligations thereto, in accordance with the terms of the second amendment to the warrant agreement dated December 31, 2023 among FREYR, FREYR Lux, Alussa, and Continental Stock Transfer & Trust Company (“CST”) (“Amendment 2 to the Warrant Agreement”).
As of both December 31, 2023 and December 31, 2022, we had 24.6 million in public and private warrants outstanding, consisting of 14.6 million Public Warrants and 10.0 million Private Warrants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
EDGE Warrants
As of both December 31, 2023 and 2022, we had 2.2 million warrants outstanding and exercisable held by EDGE Global LLC (“EDGE”) or its co-owners, which entitle the holder thereof to purchase one of our common stock at the exercise price, subject to adjustments. The EDGE warrants consist of 1.5 million warrants with an exercise price of $0.95 which expire on May 15, 2024 and 0.7 million warrants with an exercise price of $1.22, which expire on September 30, 2025.
In connection with the completion of the Merger, on December 20, 2023 each warrant of FREYR Lux held by EDGE Global LLC issued and outstanding became exercisable for one share of common stock of FREYR on the same terms as those that governed these warrants immediately prior to the Merger.
11. FAIR VALUE MEASUREMENT
Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Convertible Note	$—	$—	$—	$—	$—	$—	$19,954	$19,954
Liabilities:
Warrant Liabilities	$—	$—	$2,025	$2,025	$—	$—	$33,849	$33,849
We measured our Convertible Note and warrant liabilities for Private Warrants, at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. These valuations used assumptions and estimates that we believed a market participant would use when making the same valuation. Changes in the fair value of the Convertible Note were recognized as a convertible note fair value adjustment within the consolidated statement of operations and comprehensive loss.  Changes in the fair value of the Private Warrants were recognized as a warrant liability fair value adjustment within the consolidated statements of operations and comprehensive loss.
As of December 31, 2023 and December 31, 2022, the carrying value of all other financial assets and liabilities approximated their respective fair values.
Convertible Note
On October 8, 2021, we invested $20.0 million in the Convertible Note and elected to account for the Convertible Note using the fair value option. The Convertible Note was scheduled to mature on October 8, 2024, carried an annual interest rate of 5%, and was convertible into common stock or preferred stock of 24M at our option beginning on October 8, 2023 or automatically upon certain events. In December 2022, we signed a contract amendment that would result in the Convertible Note converting to preferred stock in March 2023, based on the contractual conversion price in the original contract. We determined the fair value of the Convertible Note, prior to its conversion to preferred stock of 24M. See Note 6 – Long-Term Investments for further details.
The Convertible Note was valued using a scenario-based framework, where the fair values determined in various scenarios were weighted based on the estimated probability of occurrence. Within each scenario, a discounted cash flow approach was utilized, taking the expected payoff for the event, and discounting it based on the expected timing and a discount rate. Each of the assumptions in this model were considered significant assumptions.
Private Warrants
The Private Warrants were valued using the Black-Scholes-Merton option pricing model. See Note 10 – Warrants above for further details. Our use of the Black-Scholes-Merton option pricing model for the Private Warrants, required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Private Warrants.
•The expected term was determined based on the expiration date of the Private Warrants.
•The expected volatility assumption was based on the implied volatility from a set of comparable publicly traded companies as determined based on the size and industry and the implied volatility of the publicly traded Public Warrants.
The fair value of the Private warrants was determined using this approach, an exercise price of $11.50, and a share price of $1.87 as of December 31, 2023 and $8.68 as of December 31, 2022. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement, of the Private Warrants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Rollforward of Level 3 Fair Value Instruments
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Asset	Liability	Asset	Liability
	Convertible Note	Private Warrants	Convertible Note	Private Warrants
Balance (beginning of period)	$19,954	$33,849	$20,231	$49,124
Fair value measurement adjustments	1,074	(31,763)	(277)	(14,183)
Conversion to preferred stock	(21,028)	—	—	—
Reclassification to Public Warrants	—	(61)	—	(1,092)
Balance (end of period)	$—	$2,025	$19,954	$33,849
12. STOCKHOLDERS' EQUITY
Common Stock
In December 2022, FREYR closed a public offering of 23.0 million ordinary shares at an offering price of $11.50 per share for total gross proceeds of approximately $264.5 million. As of December 31, 2022, 245.0 million ordinary shares without par value were authorized and 139.7 million ordinary shares were outstanding. On issuance of shares, amounts designated by our Board of Directors as share capital were included as ordinary share capital and any remaining proceeds were shown as additional paid-in capital in our December 31, 2022 consolidated balance sheets.
In connection with the completion of the Merger, on December 20, 2023, each of the issued and outstanding ordinary shares of FREYR Lux ordinary shares of FREYR Lux without par value, but with a designated share capital of $1.00 per share, immediately prior to the effective time of the Merger were automatically cancelled and FREYR Lux issued as consideration therefor new duly authorized, validly issued, fully paid and non-assessable common stock of FREYR with a par value of $0.01 per share, to the shareholders of FREYR Lux on a one-for-one-basis, in each case without interest and net of any applicable withholding taxes. As a result, a portion of FREYR’s share capital was reclassified to additional paid in capital, to reflect the difference in share capital at FREYR Lux before the Merger and the par value of common stock at FREYR following the Merger.
As of December 31, 2023, 355.0 million shares of common stock were authorized with a par value of $0.01 per share and 139.7 million shares of common stock were outstanding. Holders of common stock are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. As of December 31, 2023, we have not declared any dividends.
Preferred Shares
As of December 31, 2023, following the Merger, 10.0 million preferred shares with a par value of $0.01 per share were authorized and none were outstanding. As of December 31, 2022, no preferred shares were authorized and outstanding.
Share Repurchase Program
In May 2022, the Board of Directors approved a share repurchase program (the “Share Repurchase Program”). The shares purchased under the program are to be used to settle the exercise of employee options granted under the Company’s equity compensation plans. We were authorized to repurchase up to 150,000 of the Company’s ordinary shares. The Share Repurchase Program had no time limit and was able to be suspended or discontinued at any time. We purchased 150,000 ordinary shares at an average price of $6.97 per share, excluding fees, during the year ended December 31, 2022. As of December 31, 2022, the authorized share repurchase was completed, no ordinary shares remained available for repurchase under the program, and 148,000 treasury shares were outstanding.
In connection with the completion of the Merger, on December 20, 2023, as result of the application of Luxembourg law to the Merger transaction, all ordinary shares issued and outstanding that were held in treasury by FREYR Lux immediately prior to the effective time of the Merger were cancelled by virtue of and simultaneously with the Merger and said treasury shares ceased to exist. As a result, zero treasury shares were outstanding as of December 31, 2023.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (amended and restated as of May 10, 2023), (the “2021 Plan”), which was amended and restated in June 2023. The 2021 Plan provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees and they do not typically forfeit for directors. Generally, our RSUs are liability-classified awards, as they are cash settled based on the closing price of the shares on the vesting date. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price. As of December 31, 2023, a total of 25.0 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
A rollforward of options outstanding under the 2021 Plan was as follows (number of options in thousands):

	Number of options	Weighted average exercise price
Outstanding at January 1, 2023	5,863	$9.83
Granted	5,026	6.99
Forfeited	(386)	8.75
Outstanding at December 31, 2023	10,503	8.50
Exercisable at December 31, 2023	2,437	$9.99
The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2023 was $0.1 million and zero, respectively. The weighted average remaining life for options outstanding and exercisable as of December 31, 2023 was 3.8 years and 3.1 years, respectively. In January 2024, in response to the Restructuring and RIF, an employee retention plan was implemented to support the retention of employees. As part of this program, 13.3 million stock options were granted to employees with an exercise price equal to the grant date’s closing share price.
A rollforward of RSUs outstanding under the 2021 Plan was as follows (number of RSUs in thousands):

	Number of RSUs	Weighted average grant date fair value
Outstanding at January 1, 2023	$61	$7.39
Granted	116	7.31
Vested	(20)	7.39
Outstanding at December 31, 2023	$157	$7.33
The aggregate intrinsic value of RSUs outstanding as of December 31, 2023 was $0.3 million. The weighted average remaining life for RSUs as of December 31, 2023 was 2.1 years. The Company paid $0.2 million, zero, and zero for RSUs vested during 2023, 2022, and 2021, respectively.
2019 Plan
FREYR Legacy had an Incentive Stock Option Plan (the “2019 Plan”). As a result of the consummation of the Business Combination on July 9, 2021, all granted awards vested immediately. As such, on July 9, 2021, share-based compensation was recognized for the remaining unrecognized fair value of the 2019 Plan awards. No further options or warrants can be issued under the 2019 Plan.
Effective at the close of the Business Combination, the 2019 Plan was modified to require cash settlement after a lock-up period of one year for all non-executive employees or two years for all executive employees. The awards granted under the 2019 Plan are liability-classified awards, and as such, these awards are remeasured to fair value at each reporting date with changes to the fair value recognized as stock compensation expense in general and administrative expense or research and development expense in the consolidated statements of operations and comprehensive loss. Cumulative stock compensation expense cannot be reduced below the grant date fair value of the original award.
A rollforward of employee options and warrants outstanding under the 2019 Plan was as follows (number of options and warrants in thousands):

	Number of options and warrants	Weighted average exercise price
Outstanding at January 1, 2023	677	$3.23
Exercised	(10)	$3.77
Forfeited	(18)	$2.07
Outstanding at December 31, 2023	649	$3.25

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2023 was $0.1 million. The weighted average remaining life for options and warrants outstanding and exercisable as of December 31, 2023 was 1.7 years. The Company paid less than $0.1 million, $2.9 million, and zero for 2019 Plan options and warrants exercised in 2023, 2022, and 2021 respectively.
Jensen Option Awards
In June 2021, our then Chief Executive Officer (“CEO”), Tom Einar Jensen, entered into a stock option agreement, as an appendix to an employment agreement. In accordance with the stock option agreement, on July 13, 2021 Mr. Jensen was granted 850,000 options to acquire our shares at an exercise price of $10.00 (the “Jensen Options”). The Jensen Options are subject to nine separate performance criteria, each of which is related to 1/9th of the total award amount. After the performance criteria are achieved and certified by the Board of Directors, the options will vest in equal parts subsequent to the certification date on the stated dates of December 31, 2022, September 30, 2023 and June 1, 2024. Compensation cost is recognized to the extent that achievement of the performance criteria is deemed probable. As of December 31, 2022 one performance criteria for 94,000 of the 2021 Jensen Options was deemed achieved by the Board of Directors. During the year ended 2023, the Board of Directors evaluated the remaining performance conditions and awarded full or pro-rata achievement for 567,000 of the remaining 756,000 options, which reflected adjustments to certain of the performance criteria. This is expected to result in an incremental compensation cost of $1.0 million to be recognized over the award's remaining requisite service period. The 94,000 options vest in equal parts on December 31, 2022, September 30, 2023, and June 1, 2024 and the 567,000 options vest in equal parts on September 30, 2023 and June 1, 2024. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2023 was zero.
Non-employee Awards
On February 16, 2021, FREYR Legacy issued 413,000 warrants with an exercise price of NOK 0.01, as payment-in-kind for services provided from a third-party service provider. On March 8, 2021, the third-party service provider subscribed for the warrants, and the warrants were reclassified from liability to equity and remeasured to the fair value on the date of subscription. On November 26, 2021, the warrants were exchanged on a one-for-one basis for ordinary shares.
Valuation and Expense
Valuation Models and Assumptions
We generally estimate the fair value of stock options and warrants with service or service and performance vesting conditions using the Black-Scholes-Merton option pricing model. The grant date fair value is determined for equity-classified options, and liability-classified options and warrants are revalued at each reporting date. The fair value of RSUs is based on the closing fair market value of our common stock, which for our liability-classified RSUs is determined at each reporting date.
The weighted average grant date assumptions and fair values for stock options and warrants calculated using the Black-Scholes-Merton option pricing model are as follows:

	For the years ended December 31,
	2023	2022	2021
Valuation assumptions:
Expected term (years)	3.47	3.45	4.22
Expected volatility	60.54%	60.32%	49.30%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.14%	3.16%	0.28%
Grant date fair value	$3.09	$3.82	$7.60
The Company generally uses the simplified method when calculating the expected term due to insufficient historical exercise data. For stock options and warrants granted under the 2019 Plan, we used the contractual term as the expected term, as these awards were deeply in the money on the grant date. The expected volatility was derived from the average historical daily stock volatility of a peer group of public companies that we consider to be comparable to our business over a period equivalent to the expected terms of the share-based awards. The expected dividend yield was based on our expectation that we would not pay dividends in the foreseeable future. The risk-free interest rate was based on U.S. Treasury Rates for awards granted after the Business Combination and based on the AAA-Rated Euro Area Central Government Bond Yields for awards issued before the Business Combination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We valued out of the money option awards granted in 2021, after the Business Combination, using a lattice option pricing model. The weighted average grant date assumptions and fair values for stock options calculated using a lattice option pricing model are as follows:

For the year ended December 31, 2021
Valuation assumptions:
Expected volatility	50.33%
Expected dividend yield	0.00%
Risk-free interest rate	0.79%
Grant date fair value per option	$3.42
As the awards were issued out of the money, an assumption was made that the holders would choose to exercise when a certain exercise ratio was achieved of the share price over the exercise price, upon which the expected life was calculated. All other assumptions were consistent with those used in the Black-Scholes-Merton option pricing model.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense by line item in the consolidated statements of operations (in thousands):

	For the years ended December 31,
	2023	2022	2021
General and administrative	$10,991	$8,312	$12,998
Research and development	604	331	1,820
As of December 31, 2023, we had $17.1 million of total unrecognized share-based compensation expense which will be recognized over a weighted-average period of 2.0 years.
13. GOVERNMENT GRANTS
We recognized grant income of $0.2 million in 2023, $4.0 million in 2022, and $2.3 million in 2021, in other income, net within the consolidated statements of operations and comprehensive loss. We recorded grant income of zero in 2023, $10.5 million in 2022, and zero in 2021, as a reduction of property and equipment, net on our consolidated balance sheets, as these grants partially offset capitalized costs related to the construction in progress for the CQP. As of both December 31, 2023 and 2022, we had $0.2 million in short-term deferred income from grants recorded in accrued liabilities and other on our consolidated balance sheets. As of December 31, 2023 and 2022, we had $27.0 million and zero in long-term deferred income from grants recorded in other long-term liabilities on our consolidated balance sheets.
Significant Grant Awards
In February 2023, we received $20.0 million for a jobs creation grant in connection with the Giga America project. The grant is subject to the achievement of certain job creation targets by December 2025 and December 2029, with any required refund based on the proportion of job creation conditions that were not achieved. The proceeds will be recognized in other income, net on a straight-line basis over the grant term, for the portion of the grant that is reasonably assured of being retained.
In August 2023, we received $7.0 million for a job creation and capital investment grant in connection with the Giga America project. The grant is subject to the achievement of certain job creation and capital investment targets within 84 months from the earlier of the date of FREYR’s certified occupancy of the Giga America facility or January 1, 2026. The proceeds will be allocated by activity and recognized in other income, net or as a reduction of property and equipment, net, as applicable, for the portion of the grant that is reasonably assured of being retained.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. INCOME TAXES
Income tax expense for each of the years ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Federal	$176	$—	$—
State	267	—	—
Foreign	227	—	—
	$670	$—	$—

Current	$225	$—	$—
Deferred	445	—	—
	$670	$—	$—
A reconciliation of our income tax expense to the amount obtained by applying the statutory tax rate in the Company’s country of incorporation as of December 31 (U.S. rate in 2023 and Luxembourg rate in 2022 and 2021) is as follows (in thousands, except percentages):

	For the years ended December 31,
	2023	2022	2021
Pretax net loss	$(72,426)	$(99,119)	$(93,378)
Statutory tax rate	21%	25%	25%
Income taxes calculated at statutory tax rate	(15,209)	(24,720)	(23,288)
Permanent difference - Fair value adjustments	6,524	(26,691)	5,452
Foreign tax differential	(1,260)	2,197	1,513
Changes in valuation allowance	9,345	45,572	16,605
Other permanent tax items, net	1,270	3,642	(282)
Income tax expense	$670	$—	$—
Effective tax rate	(1)%	0%	0%
Deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets
Tax losses carryforwards	$34,170	$61,205
Stock-based compensation	6,117	4,080
Other	150	147
Total deferred tax assets before valuation allowance	40,437	65,432
Valuation allowance	(38,821)	(64,693)
Total deferred tax assets	1,616	739
Deferred tax liabilities
Property and equipment	903	50
Other	1,158	689
Total deferred tax liabilities	2,061	739
Net deferred tax liability	$445	$—
As of December 31, 2023 we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance decreased by $25.9 million in 2023 and increased by $45.6 million in 2022. The decrease in the valuation allowance in 2023 was primarily related to the forfeiture of net operating loss carryforwards in Luxembourg as a result of the Merger. The increase in the valuation allowance in 2022 was primarily related to the increase in net operating loss carryforwards.
As of December 31, 2023, we had net operating loss carryforwards of $156.3 million primarily in Norway. In Norway, net operating losses can be carried forward indefinitely.
We are required to pay income taxes and are subject to potential examination in our locations of operations, including in the U.S., certain U.S. states, Norway, Luxembourg, and other foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws. Our tax years remain open for examination by all tax

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
authorities since inception. We have not identified any uncertain tax positions or recorded any liabilities, or any associated interest or penalties for the years ended December 31, 2023 and 2022.
15. RELATED PARTY TRANSACTIONS
EDGE Agreements
The 2020 EDGE Agreement provided that FREYR Legacy should pay EDGE a monthly retainer fee. Additionally, FREYR Legacy agreed to make certain milestone payments to EDGE based on the closing of certain additional financing rounds as defined within the 2020 EDGE Agreement. See Note 10 – Warrants for further discussion on the warrant agreements between FREYR Legacy and EDGE. On January 18, 2021, the Board resolved to terminate the 2020 EDGE Agreement and enter into an employment contract with the continuing CEO and a consulting contract with the prior Chief Commercial Officer, subject to the closing of the Business Combination. See below for further details on the consulting agreement with the prior Chief Commercial Officer.
For the year ended December 31, 2021, $4.3 million in expenses related to the consulting services provided were recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. No expenses were recorded for the years ended December 31, 2023 and 2022. There were no unpaid amounts as of December 31, 2023 and 2022.
Consulting Agreement
In May 2021, we entered into a consulting agreement with a member of the Board of Directors for a term of three years. In August 2023, we entered into a consulting agreement with another member of the Board of Directors for a one-year term. We pay both Board of Director consultants a monthly fee of $30,000 plus related reimbursable costs. The expenses incurred for these consulting services for the years ended December 31, 2023, 2022 and 2021 were $0.6 million, $0.4 million and $0.2 million, respectively. These expenses are recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. As of both December 31, 2023 and 2022, an unpaid amount of less than $0.1 million was recognized in accounts payable related to these agreements.
Metier
In 2020, we entered into a framework agreement with Metier OEC, which provides primarily project management and administrative consulting services. The CEO of Metier OEC is the brother of our current Executive Vice President, Project Execution. For the years ended December 31, 2023, 2022 and 2021, $4.3 million, $4.9 million and $4.7 million, respectively, are recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023, 2022 and 2021, $1.6 million, $1.0 million and zero, respectively, met the requirements for capitalization and are recognized as property and equipment within the consolidated balance sheet. The unpaid amounts of $0.3 million and $0.7 million are recognized in accounts payable and accrued liabilities as of December 31, 2023 and 2022, respectively.
16. NET LOSS PER SHARE
The Company’s basic net loss per share attributable to stockholders for the years ended December 31, 2023 and 2022 was computed by dividing net loss attributable to stockholders by the weighted-average stock outstanding.
For the year ended December 31, 2021, we computed net loss per share using the two-class method required for participating securities. Under the two-class method, undistributed earnings for the period are allocated to participating securities, including the redeemable preferred shares that were settled as part of the Business Combination, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there was no contractual obligation for the redeemable preferred shares to share in losses, our basic net loss per share attributable to stockholders for the year ended December 31, 2021, was computed by dividing net loss attributable to stockholders by the weighted-average number of ordinary shares outstanding.
No dividends were declared or paid in 2023, 2022, and 2021.
Diluted net loss per share attributable to stockholders adjusts basic net loss per share attributable to stockholders to give effect to all potential shares that were dilutive and outstanding during the period. The treasury stock method was used to assess our warrants and share-based payment awards, while the if-converted method was used to assess our redeemable preferred shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The computation of basic and diluted net loss per share attributable to stockholders is as follows (in thousands, except per share data):

	For the years ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to stockholders - basic and diluted	$(71,945)	$(98,791)	$(93,378)
Denominator:
Weighted average shares outstanding - basic and diluted	139,705	118,474	75,363
Net loss per share:
Basic and diluted	$(0.51)	$(0.83)	$(1.24)
The outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive are as follows (in thousands):

	As of December 31,
	2023	2022	2021
Public Warrants	14,625	14,607	14,375
Private Warrants	10,000	10,018	10,250
EDGE warrants	2,176	2,176	2,176
Employee options	10,503	5,863	2,102
Share-based compensation liability options and warrants(1)	—	567	1,008
Jensen Options(2)	661	94	—
Total	37,965	33,325	29,911

(1)    For the year ended December 31, 2023, the Company excluded the 649,000 share-based compensation liability options and warrants as these awards are required to be cash-settled. For the year ended December 31, 2022, the Company excluded 110,000 of the total outstanding 677,000 option and warrant liability awards, as these awards are required to be cash-settled due to the expiration of the specified lock-up period. See Note 12 – Stockholders' Equity for further details.
(2)    For the year ended December 31, 2022, the Company excluded 756,000 of the total 850,000 Jensen Options, as it was not yet probable that the performance conditions for these options would be achieved. See Note 12 – Stockholders' Equity for further details.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023, were effective at a reasonable assurance level.
In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S. and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
•Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.
Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, PricewaterhouseCoopers AS, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408(a) of Regulation S-K.
During the three months ended December 31, 2023, the Company did not adopt, modify, or terminate a “Rule 10b5-1 trading arrangement” as such term is defined under Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Annual Report:
1. Financial Statements (see Index to Consolidated Financial Statements in Part II, Item 8 of this report).
2. Consolidated Financial Statement Schedule. Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included elsewhere in this Annual Report on Form 10-K.
3. Exhibits. See Item 15(b) below.
b. Exhibits. The exhibits listed on the Exhibit Index are incorporated by reference into this Item 15(b) and are a part of this Annual Report.

Exhibit Index

Exhibit Number	Description
2.1
Business Combination Agreement, dated as of January 29, 2021, by and among Alussa Energy Acquisition Corp., Alussa Energy Sponsor LLC, FREYR AS, ATS AS, Norway Sub 1 AS, Norway Sub 2 AS, Adama Charlie Sub, FREYR Battery, and the Major Shareholders, included as Annex A to the proxy statement/prospectus (incorporated by reference to Exhibit 2.1 to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

2.2
Plan of Merger, included as Annex C to the proxy statement/prospectus (incorporated by reference to Exhibit 2.2 to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

2.3
Merger Agreement and Plan of Merger, by and between FREYR Battery and FREYR Battery, Inc., dated October 13, 2023 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 18, 2023).

2.4
Common Draft Terms of Cross-Border Merger (projet commun de fusion transfrontalière), dated as of September 29, 2023, by and between FREYR Battery and FREYR Battery, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2023).

3.1
Amended and Restated Certificate of Incorporation of FREYR Battery, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2024).

3.2	Amended and Restated Bylaws of FREYR Battery, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 2, 2024).
4.1
Form of Warrant Agreement between Alussa Energy Acquisition Corp., FREYR Battery and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

4.2
Form of Warrant Certificate of FREYR Battery, included as Exhibit A to the Form of Warrant Agreement between Alussa Energy Acquisition Corp., FREYR Battery and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

4.3
Amendment No. 2 to the Warrant Agreement, dated December 31, 2023, among Alussa Energy Acquisition Corp., FREYR Battery, FREYR Battery, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2024).

4.4
Form of Indenture for Debt Securities between the Registrant and the Trustee to be Named Therein (incorporated by reference to Exhibit 4.1 to FREYR Battery’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed with the SEC on January 4, 2024).

4.5*	Description of Securities Registered under Section 12 of the Exchange Act.
10.1
Form of Registration Rights Agreement, included as Annex F to the proxy statement/prospectus (incorporated by reference to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.2
Form of Purchaser Shareholder Irrevocable Undertakings, included as Annex H to the proxy statement/prospectus (incorporated by reference to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.3
Form of FREYR Shareholder Irrevocable Undertakings, included as Annex I to the proxy statement/prospectus (incorporated by reference to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.4
Form of Company Preferred Share Acquisition Agreement, included as Annex J to the proxy statement/prospectus (incorporated by reference to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.5
Form of Subscription Agreement, included as Annex G to the proxy statement/prospectus (incorporated by reference to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.6
License and Services Agreement, entered into December 15, 2020, between 24M Technologies, Inc. and FREYR AS (incorporated by reference to Exhibit 10.3 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 7, 2021).

10.7
First Amendment to License and Services Agreement, entered into on January 18, 2021, by and between 24M Technologies, Inc. and FREYR AS (incorporated by reference to Exhibit 10.4 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 7, 2021).

10.8+
Second Amendment to the Licenses and Services Agreement, entered into on April 27, 2022, by and between 24M Technologies, Inc. and FREYR AS (incorporated by reference to Exhibit 10.8 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

Exhibit Number	Description
10.9+
Third Amendment to the Licenses and Services Agreement, entered into on December 21, 2022, by and between 24M Technologies, Inc. and FREYR AS (incorporated by reference to Exhibit 10.9 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.10+
License and Services Agreement, entered into on October 8, 2021, by and between 24M Technologies, Inc. and FREYR Battery KSP JV, LLC (incorporated by reference to Exhibit 10.10 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.11
Ground Lease Agreement, entered into on January 7, 2022, by and between Mo Industripark AS and FREYR Battery Norway AS (Agreement no. 3046D) (incorporated by reference to Exhibit 10.11 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.12
The First Additional Agreement to Agreement no. 3046D (Ground Lease Agreement), entered into on May 9, 2022, by and between Mo Industripark AS and FREYR Battery Norway AS (incorporated by reference to Exhibit 10.12 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.13
Amendment to the Ground Lease Agreement (Agreement no. 3046D) entered into on February 9, 2022 by and between Mo Industripark AS and FREYR Battery Norway AS (incorporated by reference to Exhibit 10.13 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.14
Lease Agreement entered into on July 19, 2021 by and between Mo Industripark AS and FREYR Battery Norway AS (Agreement no. 3028A) (incorporated by reference to Exhibit 10.14 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.15#
Employment Agreement entered into on May 9, 2022 between FREYR Battery US Holding, Inc. and Oscar K. Brown (incorporated by reference to Exhibit. 10.4 of FREYR Battery’s Form 10-Q filed with the SEC on May 11, 2022).

10.16#
Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Are Brautaset (incorporated by reference to Exhibit 10.10 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

10.17*#	Employment Agreement entered into on May 10, 2022 between FREYR Battery Norway AS and Jan Dahm-Simonsen.
10.18#
Consultancy Agreement entered into on May 14, 2021 between FREYR Battery and Peter Matrai (incorporated by reference to Exhibit 10.14 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

10.19#
Executive Chairman Agreement entered into on June 6, 2021 between FREYR Battery and Torstein Dale Sjøtveit (incorporated by reference to Exhibit 10.24 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.20#
Employment Agreement entered into on June 16, 2021 between FREYR AS and Tom Einar Jensen (incorporated by reference to Exhibit 10.25 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.21#
Employment Agreement entered into on December 12 2022 between FREYR Battery US Holdings, Inc. and Jeremy Bezdek (incorporated by reference to Exhibit 10.26 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.22#
Employment Agreement entered into on March 23, 2022 between FREYR Battery Norway AS and Andreas Bentzen (incorporated by reference to Exhibit 10.28 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.23#	FREYR AS Incentive Stock Option Plan, dated November 9, 2019 (incorporated by reference to Exhibit 10.14 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.24#
Option agreement by and between FREYR AS and EDGE Global LLC, dated May 15, 2019 (incorporated by reference to Exhibit 10.15 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.25#	2019 Incentive Stock Option Plan (incorporated by reference to Exhibit 99.1 of FREYR Battery’s Registration Statement on Form S-8 filed with the SEC on December 17, 2021).
10.26
Investment Agreement by and between FREYR AS and Sumisho Metalex Corporation, dated December 4, 2020 (incorporated by reference to Exhibit 10.20 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.27
Warrant Agreement, dated November 25, 2019, by and between Alussa Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of Alussa Energy Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on November 29, 2019).

10.28#
2021 Equity Incentive Plan (amended and restated as of May 10, 2023) (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of the Predecessor Registrant filed on August 10, 2023)

10.29#	Form of Stock Option Award Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.37 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

Exhibit Number	Description
10.30#
Amended and Restated Settlement Agreement between FREYR Battery Norway AS, FREYR Battery, and Tom Einar Jensen (incorporated by reference to Exhibit 10.1 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on August 10, 2023).

10.31#	Consultancy Agreement between FREYR Battery and Tom Einar Jensen (incorporated by reference to Exhibit 10.2 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on August 10, 2023)
10.32#	Contract of Employment between FREYR Battery and Birger Steen (incorporated by reference to Exhibit 10.3 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on August 10, 2023).
10.33#
Retirement Agreement between FREYR Battery SA and Torstein Dale Sjøtveit (incorporated by reference to Exhibit 10.4 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on August 10, 2023).

21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers AS, independent registered public accounting firm of FREYR Battery, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy
101*
The following financial information for the period ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Documents filed herewith.
+	Portions of this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
#	Management contract and compensatory plan and arrangement.
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREYR Battery, Inc.

Date: February 29, 2024	/s/ Birger K. Steen
	Name:	Birger K. Steen
	Title:	Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2024	/s/ Birger K. Steen
	Name:	Birger K. Steen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 29, 2024	/s/ Oscar K. Brown
	Name:	Oscar Brown
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: February 29, 2024	/s/ Lori A. Papp
	Name:	Lori A. Papp
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Date: February 29, 2024	/s/ Tom Einar Jensen
	Name:	Tom Einar Jensen
	Title:	Executive Chairman

Date: February 29, 2024	/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Director

Date: February 29, 2024	/s/ Mimi Berdal
	Name:	Mimi Berdal
	Title:	Director

Date: February 29, 2024	/s/ Jason Forcier
	Name:	Jason Forcier
	Title:	Director

Date: February 29, 2024	/s/ Peter Matrai
	Name:	Peter Matrai
	Title:	Director

Date: February 29, 2024	/s/ Daniel Steingart
	Name:	Daniel Steingart
	Title:	Director

Date: February 29, 2024	/s/ Jessica Wirth Strine
	Name:	Jessica Wirth Strine
	Title:	Director