Form 10-Q
period 2024-03-31
FREYR Battery, Inc. /DE/
filed 2024-05-08
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number: 333-274434

FREYR Battery, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	93-3205861
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6&8 East Court Square, Suite 300,
Newnan Georgia 30263
(678) 632-3112
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FREY	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	FREY WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2024, 139,705,234 shares of the registrant’s common stock were outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding FREYR Battery, Inc.’s future financial performance, as well as our strategy, future operations, financial position, estimated revenues and losses, projected costs, expected cash spending, planned capital expenditures, prospects, plans, and objectives of management are forward-looking statements. When used in this Report, the words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intends”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “will”, “would”, the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.
These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts, and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Report and in any document incorporated herein by reference should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 29, 2024 and in our other filings with the SEC. We do not assume any obligation to update any forward-looking statements.
FREYR intends to use its website as a channel of distribution to disclose information which may be of interest or material to investors and to communicate with investors and the public. Such disclosures will be included on FREYR’s website in the ‘Investor Relations’ sections. FREYR also intends to use certain social media channels, including, but not limited to, Twitter and LinkedIn, as means of communicating with the public and investors about FREYR, its progress, products and other matters. While not all the information that FREYR posts to its digital platforms may be deemed to be of a material nature, some information may be. As a result, FREYR encourages investors and others interested to review the information that it posts and to monitor such portions of FREYR’s website and social media channels on a regular basis, in addition to following FREYR’s press releases, SEC filings, and public conference calls and webcasts. The contents of FREYR’s website and other social media channels shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
FREYR BATTERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$249,855	$253,339
Restricted cash	2,911	22,403
Prepaid assets	1,770	2,168
Other current assets	13,636	34,044
Total current assets	268,172	311,954

Property and equipment, net	354,479	366,357
Intangible assets, net	2,775	2,813
Long-term investments	22,147	22,303
Right-of-use asset under operating leases	22,684	24,476
Other long-term assets	9	4,282
Total assets	$670,266	$732,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,460	$18,113
Accrued liabilities and other	31,419	30,790
Share-based compensation liability	162	281
Total current liabilities	40,041	49,184

Warrant liability	1,869	2,025
Operating lease liability	17,252	18,816
Other long-term liabilities	27,442	27,444
Total liabilities	86,604	97,469

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding as of both March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 355,000 shares authorized, and 139,705 issued and outstanding as of both March 31, 2024 and December 31, 2023	1,397	1,397
Additional paid-in capital	929,303	925,623
Accumulated other comprehensive (loss) income	(44,870)	(18,826)
Accumulated deficit	(303,542)	(274,999)
Total stockholders' equity	582,288	633,195

Non-controlling interests	1,374	1,521
Total equity	583,662	634,716

Total liabilities and equity	$670,266	$732,185
See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2024	2023
Operating expenses:
General and administrative	$22,901	$30,002
Research and development	11,745	4,844
Share of net loss of equity method investee	156	25
Total operating expenses	34,802	34,871
Loss from operations	(34,802)	(34,871)

Other income (expense):
Warrant liability fair value adjustment	146	1,405
Interest income, net	1,405	3,003
Foreign currency transaction gain	1,477	16,048
Other income, net	3,084	1,715
Total other income	6,112	22,171
Loss before income taxes	(28,690)	(12,700)
Income tax expense	—	(203)
Net loss	(28,690)	(12,903)
Net loss attributable to non-controlling interests	147	177
Net loss attributable to stockholders	$(28,543)	$(12,726)

Weighted average shares outstanding - basic and diluted	139,705	139,705
Net loss per share attributable to stockholders - basic and diluted	$(0.20)	$(0.09)

Other comprehensive income (loss):
Net loss	$(28,690)	$(12,903)
Foreign currency translation adjustments	(26,044)	(33,718)
Total comprehensive loss	$(54,734)	$(46,621)
Comprehensive loss attributable to non-controlling interests	147	177
Comprehensive loss attributable to stockholders	$(54,587)	$(46,444)

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2023	139,854	$139,854	$772,602	$9,094	$(1,041)	$(203,054)	$2,672	$720,127
Share-based compensation expense	—	—	1,462	—	—	—	—	1,462
Net loss	—	—	—	—	—	(12,726)	(177)	(12,903)
Reclassification of warrants from liability classified to equity classified	—	—	5	—	—	—	—	5
Other comprehensive loss	—	—	—	(33,718)	—	—	—	(33,718)
Balance as of March 31, 2023	139,854	$139,854	$774,069	$(24,624)	$(1,041)	$(215,780)	$2,495	$674,973

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2024	139,705	1,397	925,623	(18,826)	—	(274,999)	1,521	$634,716
Share-based compensation expense	—	—	3,670	—	—	—	—	3,670
Net loss	—	—	—	—	—	(28,543)	(147)	(28,690)
Reclassification of warrants from liability classified to equity classified	—	—	10	—	—	—	—	10
Other comprehensive loss	—	—	—	(26,044)	—	—	—	(26,044)
Balance as of March 31, 2024	139,705	1,397	929,303	(44,870)	—	(303,542)	1,374	583,662
See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(28,690)	$(12,903)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	3,551	1,477
Depreciation and amortization	2,211	208
Reduction in the carrying amount of right-of-use assets	277	399
Warrant liability fair value adjustment	(146)	(1,405)
Convertible note fair value adjustment	—	(1,074)
Share of net loss of equity method investee	156	25
Foreign currency transaction net unrealized gain	(1,359)	(15,488)
Changes in assets and liabilities:
Prepaid assets and other current assets	2,852	(3,403)
Accounts payable, accrued liabilities and other	5,879	21,477
Operating lease liability	(949)	(1,862)
Net cash used in operating activities	(16,218)	(12,549)

Cash flows from investing activities:
Proceeds from the return of property and equipment deposits	19,021	—
Purchases of property and equipment	(21,455)	(64,067)
Investments in equity method investee	—	(1,655)
Purchases of other long-term assets	—	(1,000)
Net cash used in investing activities	(2,434)	(66,722)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(4,324)	(8,998)
Net decrease in cash, cash equivalents, and restricted cash	(22,976)	(88,269)
Cash, cash equivalents, and restricted cash at beginning of period	275,742	563,045
Cash, cash equivalents, and restricted cash at end of period	$252,766	$474,776

Supplementary disclosure for non-cash activities:
Accrued purchases of property and equipment	$9,981	$24,402

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$249,855	$392,536
Restricted cash	2,911	82,240
Cash, cash equivalents, and restricted cash	$252,766	$474,776
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business
FREYR Battery, Inc., a Delaware corporation (“FREYR,” the “Company”, “we”, or “us”), is a developer of sustainable next-generation battery solutions. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing sustainable, cost-competitive batteries. Through our strategy of Speed, Scale, and Sustainability, we seek to serve our primary markets of energy storage systems (“ESS”) and commercial mobility, including marine applications and commercial vehicles, and we have future ambitions to serve the electric vehicles market (“EV”).
We are continuing the development of our first battery cell manufacturing project in the U.S. (“Giga America”), which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. Through the development of Giga America, we will pursue the opportunities and incentives provided by the U.S. Inflation Reduction Act of 2022 (the “IRA”). At our Customer Qualification Plant (“CQP”) in Mo i Rana, Norway, we continue to progress our efforts to fully automate production of customer testable batteries using the SemiSolidTM technology licensed from 24M Technologies, Inc. (“24M”). We are simultaneously pursuing a conventional battery technology partner to diversify and accelerate delivering our products to market.
As of March 31, 2024, we have not yet initiated commercial manufacturing or derived revenue from our principal business activities.
Basis of Presentation
The unaudited condensed consolidated interim financial statements have been prepared in conformity with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, these financial statements do not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2023 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s condensed consolidated financial statements for the periods presented. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023, was derived from the audited consolidated financial statements as of December 31, 2023. However, these condensed consolidated interim financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
The condensed consolidated financial statements include the accounts of FREYR, its wholly owned subsidiaries, majority-owned subsidiaries, and variable interest entities (“VIE”) of which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current year’s presentation.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, estimates related to impairment of long-lived assets, the valuation of warrant liability, and share-based compensation. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, however, actual results may differ materially from these estimates.
Risks and Uncertainties
We are subject to those risks common to our business and industry and also those risks common to early stage development companies. These risks include those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
These condensed consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of the date of this report, our existing cash resources, which were primarily provided as a result of our business combination with Alussa Energy Acquisition Corporation in 2021 (the "Business Combination") and issuance of equity securities, are sufficient to support our planned operations for at least the next 12 months from the date of issuance of these financial statements. Therefore, our financial statements have been prepared on the basis that we will continue as a going concern.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Cash
Certain cash balances are restricted as to withdrawal or use. Restricted cash includes funds held in a restricted account for the payment of upfront rental lease deposits and government income tax withholdings, and in 2023, restricted cash included the balance of an account held for the construction of Giga Arctic.
Significant Accounting Policies
The Company’s significant accounting policies were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Supplemental accounting policy disclosures are included above.
2. RESTRUCTURING
In November 2023, FREYR announced a restructuring process (the “Restructuring”), which focused on preserving Company liquidity during scale up of the CQP and development of Giga America, while continuing to fund critical initiatives. We accrued severance and other termination benefits of $6.0 million related to the RIF in 2023, which was recognized in Restructuring charge in the condensed consolidated statements of operation and comprehensive loss.
The changes in accrued severance and other termination benefits were as follows (in thousands):

Amount
Balance as of January 1, 2024	$6,016
Severance and other personnel costs	62
Cash payments	(4,466)
Foreign currency exchange effects	(231)
Balance as of March 31, 2024	$1,381
Accrued and unpaid severance and personnel costs are included within accrued liabilities and other on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
3. OTHER CURRENT ASSETS
Other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023

Deposits	$8,470	$23,893
Other current assets	5,166	10,151
Total	$13,636	$34,044
4. PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS, NET
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023

Land	$44,326	$44,326
Leasehold improvements	38,599	39,723
Machinery and equipment	30,361	14,058
Office equipment	2,740	2,926
Construction in progress	244,221	269,197
	360,247	370,230
Less: Accumulated depreciation	(5,768)	(3,873)
Total	$354,479	$366,357
Depreciation expense was $2.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License	$3,000	$(225)	$2,775	$3,000	$(187)	$2,813
Amortization expense was $38,000 for both the three months ended March 31, 2024 and 2023. Future annual amortization expense is estimated to be $150,000 for the full year 2024 and each of the next four years.
5. LONG-TERM INVESTMENTS
The Company’s equity investments consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Investment
Equity method investments:
Nidec Energy AS	$1,119	$1,275
Investments without readily determinable fair values:
24M preferred stock	21,028	21,028
Total Long-Term Investments	$22,147	$22,303
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
During the three months ended March 31, 2024 and 2023, the Company recognized $156,000 and $25,000, respectively, as its share of net loss of equity method investee in the condensed consolidated statements of operations and comprehensive loss related to the Company’s equity method investment in the Nidec JV. During the three months ended March 31, 2024, the Company recognized other income of $0.1 million related to general and administrative expenses incurred on behalf of the Nidec JV. There were no comparable amounts recognized in the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, unpaid amounts of $0.9 million and $0.8 million, respectively, are recorded in other current assets.
Equity Investments Without Readily Determinable Fair Values
On October 8, 2021, we invested in an unsecured convertible note receivable (the “Convertible Note”) from 24M, our battery platform technology licensor for our planned gigafactories. On March 24, 2023, we converted the Convertible Note to preferred stock of 24M. As the 24M preferred stock does not have a readily determinable fair value and does not provide the Company with control or significant influence, we have elected to account for the 24M preferred stock under the measurement alternative. There have been no adjustments to the fair value of the 24M preferred stock since its conversion.
6. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	March 31, 2024	December 31, 2023

Accrued purchases	$12,420	$13,145
Accrued payroll and payroll related expenses	9,566	13,120
Operating lease liabilities	3,200	3,382
Other current liabilities	6,233	1,143
Total	$31,419	$30,790

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and if such loss or a range of losses is estimable, often involves significant judgment, including estimates and assumptions about future events.
To the knowledge of our management, as of March 31, 2024 there is no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.
8. WARRANTS
Public and Private Warrants
As of March 31, 2024 and December 31, 2023, we had 24.6 million warrants outstanding (the “Warrants”), consisting of 14.7 million public warrants (the “Public Warrants”) and 9.9 million private warrants (the “Private Warrants”) as of March 31, 2024 and 14.6 million Public Warrants and 10.0 million Private Warrants as of December 31, 2023. Each Warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
We may call the Public Warrants for redemption once they become exercisable, in whole and not in part, at a price of $0.01 per Public Warrant, so long as we provide at least 30 days prior written notice of redemption to each Public Warrant holder, and if, and only if, the reported last sales price of our common stock equals or exceeds $18.00 per share for each of 20 trading days within the 30 trading-day period ending on the third trading day before the date on which we send the notice of redemption to the Public Warrant holders. We determined that the Public Warrants are equity classified as they are indexed to our common stock and qualify for classification within stockholders’ equity. As such, the Public Warrants are presented as part of additional paid-in capital on the condensed consolidated balance sheets.
The Private Warrants are identical to the Public Warrants, except that so long as they are held by a certain holder or any of its permitted transferees, the Private Warrants: (i) may be exercised for cash or on a cashless basis and (ii) shall not be redeemable by FREYR. We determined that the Private Warrants are not considered indexed to our common stock as the holder of the Private Warrants impacts the settlement amount and therefore, they are liability classified. The Private Warrants are presented as warrant liability on the condensed consolidated balance sheets.
If Private Warrants are sold or transferred to another party that is not the specified holder or any of its permitted transferees, the Private Warrants become Public Warrants and qualify for classification within stockholders’ equity at the fair value on the date of the transfer. See also Note 9 – Fair Value Measurement.
EDGE Warrants
As of both March 31, 2024 and December 31, 2023, we had 2.2 million warrants outstanding and exercisable held by EDGE Global LLC (“EDGE”) or its co-owners, which entitle the holder thereof to purchase one share of our common stock at the exercise price, subject to adjustments. The EDGE warrants consist of 1.5 million warrants with an exercise price of $0.95, which expire on May 15, 2024, and 0.7 million warrants with an exercise price of $1.22, which expire on September 30, 2025.
9. FAIR VALUE MEASUREMENT
Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Warrant Liabilities	$—	$—	$1,869	$1,869	$—	$—	$2,025	$2,025
We measured our warrant liabilities for Private Warrants, at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. These valuations used assumptions and estimates that we believed a market participant would use in making the same valuation. Changes in the fair value of the Private Warrants were recognized as a warrant liability fair value adjustment within the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2024 and December 31, 2023, the carrying value of all other financial assets and liabilities approximated their respective fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Private Warrants
The Private Warrants were valued using the Black-Scholes-Merton option pricing model. See Note 8 – Warrants above for further details. Our use of the Black-Scholes-Merton option pricing model for the Private Warrants required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Private Warrants.
•The expected term was determined based on the expiration date of the Private Warrants.
•The expected volatility assumption was based on the implied volatility of the publicly traded Public Warrants.
The fair value of the Private warrants was determined using this approach, an exercise price of $11.50 and a share price of $1.68 as of March 31, 2024 and $1.87 as of December 31, 2023. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement, of the Private Warrants.
Rollforward of Level 3 Fair Value
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

For the three months ended March 31, 2024
Private Warrants
Balance (beginning of period)	$2,025
Fair value measurement adjustments	(146)
Reclassification to Public Warrants	(10)
Balance (end of period)	$1,869
10. STOCKHOLDERS' EQUITY
Common Stock
As of March 31, 2024 and December 31, 2023, 355.0 million shares of common stock were authorized with a par value of $0.01 per share and 139.7 million shares of common stock were outstanding. Holders of common stock are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. As of March 31, 2024, we have not declared any dividends.
Preferred Shares
As of March 31, 2024 and December 31, 2023, 10.0 million preferred shares with a par value of $0.01 per share were authorized and none were outstanding.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (amended and restated as of May 10, 2023), (the “2021 Plan”), which was amended and restated in June 2023. The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees and they do not typically forfeit for directors. Generally, our RSUs are liability-classified awards, as they are cash settled based on the closing price of the shares on the vesting date. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price.  As of March 31, 2024, a total of 25.0 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
During the three months ended March 31, 2024, 13.6 million options were granted, 822,000 options were forfeited, and 12,000 RSUs vested.
2019 Plan
The 2019 Incentive Stock Option Plan (the “2019 Plan”) was issued on September 11, 2019. All stock options and warrants granted under the 2019 Plan are fully vested and no further awards can be issued. Outstanding awards under the 2019 Plan are required to be cash settled. The awards granted under the 2019 Plan are liability-classified awards, and as such, these awards are remeasured to fair value at each reporting date with changes to the fair value recognized as stock compensation expense in general and administrative expense or research and development expense within the condensed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
consolidated statements of operations and comprehensive loss. Cumulative stock compensation expense cannot be reduced below the grant date fair value of the original award.
During the three months ended March 31, 2024, 67,000 awards were exercised and cash settled.
Jensen Option Awards
In June 2021, our then Chief Executive Officer (“CEO”), Tom Einar Jensen, entered into a stock option agreement, as an appendix to an employment agreement. In accordance with the stock option agreement, on July 13, 2021 Mr. Jensen was granted 850,000 performance stock options to acquire our shares at an exercise price of $10.00 (the “Jensen Options”), of which the performance criteria for a total of 661,000 of the stock options were met by December 31, 2023 and the remaining stock options were forfeited.
11. GOVERNMENT GRANTS
For both of the three months ended March 31, 2024 and 2023, we recognized no grant income within the condensed consolidated statements of operations and comprehensive loss and no grant income as a reduction of property and equipment, net on our condensed consolidated balance sheets.
As of March 31, 2024 and December 31, 2023, we had $0.3 million and $0.2 million, respectively, in short-term deferred income from grants recorded in accrued liabilities and other on our condensed consolidated balance sheets. As of both March 31, 2024 and December 31, 2023, we had $27.0 million in long-term deferred income from grants recorded in other long-term liabilities on our condensed consolidated balance sheets.
12. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company has incurred taxable losses in each year since inception, and maintains a full valuation allowance against its loss carryforwards and other deferred tax assets. The Company’s effective income tax rate was 0% for the three months ended March 31, 2024, and (2)% for the three months ended March 31, 2023.
13. RELATED PARTY TRANSACTIONS
Consulting Agreements
In May 2021, we entered into a consulting agreement with a member of the Board of Directors for a term of three years. In August 2023, we entered into a consulting agreement with another member of the Board of Directors for a one-year term. We pay both Board of Director consultants a monthly fee of $30,000 plus related reimbursable costs. The expenses incurred for these consulting services for the three months ended March 31, 2024 and 2023 were $0.2 million and $0.1 million, respectively. These expenses are recognized as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of both March 31, 2024 and December 31, 2023, an unpaid amount of $0.1 million is recorded in accrued liabilities and other related to these agreements.
14. NET LOSS PER SHARE
The computation of basic and diluted net loss per share attributable to stockholders is as follows (in thousands, except per share data):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss per share attributable to stockholders - basic and diluted	$(28,543)	$(12,726)
Denominator:
Weighted average shares outstanding – basic and diluted	139,705	139,705
Net loss per share attributable to stockholders:
Basic and diluted	$(0.20)	$(0.09)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The outstanding securities that could potentially dilute basic net loss per share attributable to stockholders in the future that were not included in the computation, as the impact would be antidilutive, are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Public Warrants	14,675	14,608
Private Warrants	9,950	10,017
EDGE warrants	2,176	2,176
Employee awards	23,330	6,467
Share-based compensation liability options and warrants (1)	—	567
Jensen Options (2)	661	94
Total	50,792	33,929

(1)    For the three months ended March 31, 2024 the Company excluded 582,000 outstanding share-based compensation liability options and warrants, as these awards are required to be cash-settled. For the three months ended March 31, 2023 the Company excluded 101,000 of the total 668,000 outstanding share-based compensation liability options and warrants, as these awards are required to be cash-settled. See Note 10 – Stockholders' Equity for further details.
(2)    For the three months ended March 31, 2023, the Company excluded 756,000 of the total 850,000 Jensen Options, as it was not yet probable that the performance conditions for these options would be achieved. See Note 10 – Stockholders' Equity for further details.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 “Financial Statements” and the other disclosures in this Quarterly Report on Form 10-Q and with the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
FREYR Battery, Inc., a Delaware corporation (“FREYR,” the “Company”, “we”, or “us”), is a developer of sustainable next-generation battery solutions. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing sustainable, cost-competitive batteries. Through our strategy of Speed, Scale, and Sustainability, we seek to serve our primary markets of energy storage systems (“ESS”) and commercial mobility, including marine applications and commercial vehicles, and we have future ambitions to serve the electric vehicles market (“EV”).
We are continuing the development of our first battery cell manufacturing project in the U.S. (“Giga America”), which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. Through the development of Giga America, we will pursue the opportunities and incentives provided by the U.S. Inflation Reduction Act of 2022 (the “IRA”). At our Customer Qualification Plant (“CQP”) in Mo i Rana, Norway, we continue to progress our efforts to fully automate production of customer testable batteries using the SemiSolidTM technology licensed from 24M Technologies, Inc. (“24M”). We are simultaneously pursuing a conventional battery technology partner to diversify and accelerate delivering our products to market.
As of March 31, 2024, we have not yet initiated commercial manufacturing or derived revenue from our principal business activities.
Recent Developments
•In February 2024, we announced the achievement of a significant technical milestone of successfully conducting automated casting trials of both anode and cathode electrodes with active electrolyte slurry at the CQP.
•Also in February 2024, we launched the FREYR 2.0 growth initiative pursuing distinct project opportunities tied to projects using either the 24M SemiSolidTM platform or conventional battery technology. The prospective end markets for these projects include both ESS and commercial mobility applications.
•In April 2024, we appointed Todd Jason Kantor, Tore Ivar Slettemoen, and David J. Manners to our Board of Directors. The appointments filled vacancies created by the departures of Mimi Berdal and Jason Forcier, and are intended to strengthen our Board of Directors as we continue to pursue our key growth and capital formation initiatives.
•On April 18, 2024, in connection with Mr. Slettemoen's appointment, we also entered into a cooperation agreement with him and other parties (collectively, the “Parties”) (the “Cooperation Agreement”). Under the terms of the Cooperation Agreement, the Parties have agreed to a period of customary standstill restrictions, as well as certain voting commitments, which include supporting each director nominated and recommended by the Board of Directors for election at the Company's 2024 annual meeting of stockholders.

Results of Operations
The following table sets forth information on FREYR’s condensed consolidated results of operations (in thousands except percentages):

	Three months ended March 31,		2024 vs 2023 Change
	2024	2023	($)	(%)
Operating expenses:
General and administrative	$22,901	$30,002	$(7,101)	(24%)
Research and development	11,745	4,844	6,901	142%
Share of net loss of equity method investee	156	25	131	NM
Total operating expenses	34,802	34,871	(69)	—%
Loss from operations	(34,802)	(34,871)	69	—%
Other income	6,112	22,171	(16,059)	(72%)
Loss before income taxes	(28,690)	(12,700)	(15,990)	126%
Income tax expense	—	(203)	203	(100%)
Net loss	(28,690)	(12,903)	(15,787)	122%
Net loss attributable to non-controlling interests	147	177	(30)	(17%)
Net loss attributable to stockholders	$(28,543)	$(12,726)	$(15,817)	124%

NM - Not meaningful
Operating expenses
General and administrative
General and administrative expenses primarily consists of personnel and personnel-related expenses for our marketing and administrative personnel, costs for administrative offices, insurance, and outside professional services including legal, accounting, and other advisory services.
General and administrative expenses decreased by $7.1 million or 24%, to $22.9 million for the three months ended March 31, 2024, from $30.0 million for the three months ended March 31, 2023. This decrease is primarily due to a decrease in personnel costs and legal and professional fees.
In November 2023, FREYR announced the Restructuring, which focused on preserving Company liquidity during scale up of the CQP and development of Giga America, allowing us to rationalize spending while continuing to fund critical initiatives. The Restructuring included spending cuts, changes in reporting lines, and a reduction in force. As a result, we expect general and administrative expenses to be lower in 2024 as compared to the comparative periods in 2023. However, our spending may increase in the future based on the availability of project and other financing. See also “Financial Condition, Liquidity and Capital Resources” below.
Research and development (“R&D”)
R&D expenses consist primarily of personnel and personnel-related expenses for employees engaged in research and development activities, internal and external engineering, depreciation for R&D equipment and facilities, supplies and services, and contributions to research institutions. R&D expenses also include development costs related to our technology license with 24M.
R&D expenses increased by $6.9 million or 142% to $11.7 million for the three months ended March 31, 2024, from $4.8 million for the three months ended March 31, 2023. This is primarily due to an increase in personnel costs and spending on R&D operations at the CQP, which started operations late in the second quarter of 2023.
R&D expenses in future periods will be driven by increases in our technology personnel and research and development activities as we invest to improve our production processes, efficiency, and products and as we evaluate additional production and battery technologies in the normal course of business.
Share of net loss of equity method investee
Share of net loss of equity method investee consists of our proportionate share of the net earnings (losses) and other comprehensive income (loss) from Nidec Energy AS. See further discussion in Note 5 - Long-Term Investments to our condensed consolidated financial statements.

Other income (expense)
Other income (expense) primarily consists of the fair value adjustments on our warrant liability, convertible note, interest income and expense, net foreign currency transaction gains and losses, and grant income.
Other income decreased by $16.1 million or 72% to $6.1 million for the three months ended March 31, 2024, from $22.2 million for the three months ended March 31, 2023. The decrease is primarily due to a $1.5 million net foreign currency transaction gain for the three months ended March 31, 2024, compared to a $16.0 million gain for the three months ended March 31, 2023.
Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
As of March 31, 2024, we had approximately $252.8 million of cash, cash equivalents, and restricted cash and current liabilities of approximately $40.0 million. To date, our principal sources of liquidity have been proceeds received from our Business Combination, issuance of equity securities, and amounts received from government grants. Historically, these funds have been used for constructing and equipping our battery manufacturing facilities, including the CQP and Giga Arctic, the purchase of land for Giga America, technology licensing, R&D activities, and general corporate purposes.
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
Until we can generate sufficient revenue to adequately support our liquidity requirements, we expect to fund short-term cash needs through our existing cash balances. We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the 12 months following March 31, 2024.
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
FREYR is currently pursuing two tracks of development for Giga America in alignment with our technology diversification strategy. The financing options for Giga America may include the U.S. Department of Energy (“DOE”) Title 17 Clean Energy Financing Program and project-level equity funding. One track would feature a multi-line 24M scaled technology, which is based in part on the timing of delivery of testable batteries to our key stakeholders from the CQP, their acceptance of these batteries and any further product development work. The other track would design production using conventional battery technology, and we are exploring potential conventional partnership opportunities that could accelerate Giga America’s development and start of production. Based on our current preliminary estimates for the 24M track, in light of design changes, inflation, and other factors, initial projected capital costs range from $2 billion to $3 billion. Initial capital costs for track two depend significantly on the partner we choose, plant configuration, and other factors, none of which have been finalized. FREYR expects to make a final investment decision on the Giga America in 2024 which could include one or both tracks.
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
We are planning a reduction in total cash spending in 2024 as compared to 2023, in order to extend our liquidity runway. We further expect to refrain from making significant capital expenditures during fiscal year 2024 until we have secured additional funding.
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
Cash Flow Summary
The following table summarizes our cash flows (in thousands):

	Three months ended March 31,		Change (%)
	2024	2023
Cash flows from operating activities	$(16,218)	$(12,549)	29%
Cash flows from investing activities	(2,434)	(66,722)	(96%)
Cash flows from financing activities	—	—	NM

NM - Not meaningful
Operating Activities
Net cash used in operating activities was $16.2 million for the three months ended March 31, 2024, compared to $12.5 million for the three months ended March 31, 2023. The increase in cash used in operating activities was primarily driven by an increase in cash used for working capital, largely due to the receipt in 2023 of a $20.0 million government grant with no corresponding amount in 2024, partially offset by a decrease in routine working capital needs in the period and a decrease in net loss, adjusted for non-cash items.
Investing Activities
Net cash used in investing activities was $2.4 million for the three months ended March 31, 2024, compared to $66.7 million for the three months ended March 31, 2023. The decrease in cash used in investing activities was primarily driven by a decrease in purchases of property and equipment due to lower construction activity in the current year period, and proceeds from the return of property and equipment deposits of $19.0 million for the three months ended March 31, 2024 with no corresponding amount for the three months ended March 31, 2023.
Financing Activities
Net cash provided by financing activities was zero for the three months ended March 31, 2024 and 2023.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are consistent with those described in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. There have been no material changes to our critical accounting policies during the three months ended March 31, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FREYR is exposed to market risks arising from adverse changes in currency exchange and interest rate. This market risk is described further below. For additional discussion on these and other risks, refer to Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
Currency Exchange Risk
We are exposed to currency exchange risk from potential changes in currency values of our non-U.S. dollar denominated expenses, assets, liabilities, and cash flows. This also includes foreign currency translation risk related to our net investment in foreign subsidiaries with functional currencies other than the U.S. dollar. Our most significant currency exposure relates to the Norwegian krone. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of stockholders' equity. The potential adjustment resulting from a hypothetical 10% change in foreign exchange rates would be approximately $39.4 million.
Interest Rate Risk
Our interest and dividend income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash and cash equivalents. A 10% adverse change in interest rates, as compared to the rates experienced by us in 2024 affecting our cash and cash equivalents would not have had a material impact on our financial position, profitability, or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. To the knowledge of our management, there are no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.
ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission on February 29, 2024. Additional risks not currently known to us or that we currently deem to be immaterial may also materially affect our financial position, results of operations, or cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of FREYR Battery, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2024).

3.2	Amended and Restated Bylaws of FREYR Battery, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 2, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡,*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡,*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and three months ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith
‡	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREYR Battery, Inc.

Date: May 8, 2024	By:	/s/ Oscar K. Brown
	Name:	Oscar K. Brown
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2024	By:	/s/ Lori A. Papp
	Name:	Lori A. Papp
	Title:	Chief Accounting Officer (Principal Accounting Officer)