Form 10-Q
period 2024-06-30
FREYR Battery, Inc. /DE/
filed 2024-08-09
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, 140,490,406 shares of the registrant’s common stock were outstanding.

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
FREYR intends to use its website as a channel of distribution to disclose information which may be of interest or material to investors and to communicate with investors and the public. Such disclosures will be included on FREYR’s website in the ‘Investor Relations’ sections. FREYR also intends to use certain social media channels, including, but not limited to, X (former Twitter) and LinkedIn, as means of communicating with the public and investors about FREYR, its progress, products and other matters. While not all the information that FREYR posts to its digital platforms may be deemed to be of a material nature, some information may be. As a result, FREYR encourages investors and others interested to review the information that it posts and to monitor such portions of FREYR’s website and social media channels on a regular basis, in addition to following FREYR’s press releases, SEC filings, and public conference calls and webcasts. The contents of FREYR’s website and other social media channels shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
FREYR BATTERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$219,560	$253,339
Restricted cash	1,977	22,403
Prepaid assets	868	2,168
Other current assets	12,016	34,044
Total current assets	234,421	311,954

Property and equipment, net	362,641	366,357
Intangible assets, net	2,738	2,813
Long-term investments	21,969	22,303
Right-of-use asset under operating leases	22,603	24,476
Other long-term assets	9	4,282
Total assets	$644,381	$732,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,688	$18,113
Accrued liabilities and other	20,495	30,790
Share-based compensation liability	168	281
Total current liabilities	35,351	49,184

Warrant liability	1,817	2,025
Operating lease liability	16,921	18,816
Other long-term liabilities	27,443	27,444
Total liabilities	81,532	97,469

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding as of both June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 355,000 shares authorized as of both June 30, 2024 and December 31, 2023; 140,490 issued and outstanding as of June 30, 2024; and 139,705 issued and outstanding as of December 31, 2023	1,405	1,397
Additional paid-in capital	930,781	925,623
Accumulated other comprehensive loss	(40,008)	(18,826)
Accumulated deficit	(330,529)	(274,999)
Total stockholders' equity	561,649	633,195

Non-controlling interests	1,200	1,521
Total equity	562,849	634,716

Total liabilities and equity	$644,381	$732,185
See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$20,107	$27,631	$43,008	$57,633
Research and development	10,493	6,365	22,238	11,209
Share of net loss of equity method investee	178	30	334	55
Total operating expenses	30,778	34,026	65,580	68,897
Loss from operations	(30,778)	(34,026)	(65,580)	(68,897)

Other income (expense):
Warrant liability fair value adjustment	52	(2,556)	198	(1,151)
Interest income, net	1,148	1,755	2,553	4,758
Foreign currency transaction (loss) gain	(122)	7,711	1,355	23,759
Other income, net	2,550	1,851	5,634	3,566
Total other income	3,628	8,761	9,740	30,932
Loss before income taxes	(27,150)	(25,265)	(55,840)	(37,965)
Income tax expense	(11)	(138)	(11)	(341)
Net loss	(27,161)	(25,403)	(55,851)	(38,306)
Net loss attributable to non-controlling interests	174	121	321	298
Net loss attributable to stockholders	$(26,987)	$(25,282)	$(55,530)	$(38,008)

Weighted average shares outstanding - basic and diluted	140,107	139,705	139,905	139,705
Net loss per share attributable to stockholders - basic and diluted	$(0.19)	$(0.18)	$(0.40)	$(0.27)

Other comprehensive (loss) income:
Net loss	$(27,161)	$(25,403)	$(55,851)	$(38,306)
Foreign currency translation adjustments	4,862	(20,425)	(21,182)	(54,143)
Total comprehensive loss	$(22,299)	$(45,828)	$(77,033)	$(92,449)
Comprehensive loss attributable to non-controlling interests	174	121	321	298
Comprehensive loss attributable to stockholders	$(22,125)	$(45,707)	$(76,712)	$(92,151)

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2023	139,854	$139,854	$772,602	$9,094	$(1,041)	$(203,054)	$2,672	$720,127
Share-based compensation expense	—	—	1,462	—	—	—	—	1,462
Net loss	—	—	—	—	—	(12,726)	(177)	(12,903)
Reclassification of warrants from liability classified to equity classified	—	—	5	—	—	—	—	5
Other comprehensive loss	—	—	—	(33,718)	—	—	—	(33,718)
Balance as of March 31, 2023	139,854	$139,854	$774,069	$(24,624)	$(1,041)	$(215,780)	$2,495	$674,973
Share-based compensation expense	—	—	3,688	—	—	—	—	3,688
Net loss	—	—	—	—	—	(25,282)	(121)	(25,403)
Reclassification of warrants from liability classified to equity classified	—	—	56	—	—	—	—	56
Other comprehensive loss	—	—	—	(20,425)	—	—	—	(20,425)
Balance as of June 30, 2023	139,854	$139,854	$777,813	$(45,049)	$(1,041)	$(241,062)	$2,374	$632,889

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2024	139,705	$1,397	$925,623	$(18,826)	$—	$(274,999)	$1,521	$634,716
Share-based compensation expense	—	—	3,670	—	—	—	—	3,670
Net loss	—	—	—	—	—	(28,543)	(147)	(28,690)
Reclassification of warrants from liability classified to equity classified	—	—	10	—	—	—	—	10
Other comprehensive loss	—	—	—	(26,044)	—	—	—	(26,044)
Balance as of March 31, 2024	139,705	$1,397	$929,303	$(44,870)	$—	$(303,542)	$1,374	$583,662
Share-based compensation expense	—	—	1,486	—	—	—	—	1,486
Net loss	—	—	—	—	—	(26,987)	(174)	(27,161)
Exercise of warrants	785	8	(8)	—	—	—	—	—
Other comprehensive income	—	—	—	4,862	—	—	—	4,862
Balance as of June 30, 2024	140,490	$1,405	$930,781	$(40,008)	$—	$(330,529)	$1,200	$562,849
See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(55,851)	$(38,306)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	5,044	5,201
Depreciation and amortization	4,578	732
Reduction in the carrying amount of right-of-use assets	732	491
Warrant liability fair value adjustment	(198)	1,151
Share of net loss of equity method investee	334	55
Foreign currency transaction net unrealized gain	(1,188)	(23,247)
Other	—	(929)
Changes in assets and liabilities:
Prepaid assets and other current assets	2,038	2,834
Accounts payable, accrued liabilities and other	1,242	19,967
Operating lease liability	(932)	(2,669)
Net cash used in operating activities	(44,201)	(34,720)

Cash flows from investing activities:
Proceeds from the return of property and equipment deposits	22,735	—
Purchases of property and equipment	(29,099)	(128,361)
Investments in equity method investee	—	(1,655)
Purchases of other long-term assets	—	(1,000)
Net cash used in investing activities	(6,364)	(131,016)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(3,640)	(13,520)
Net decrease in cash, cash equivalents, and restricted cash	(54,205)	(179,256)
Cash, cash equivalents, and restricted cash at beginning of period	275,742	563,045
Cash, cash equivalents, and restricted cash at end of period	$221,537	$383,789

Supplementary disclosure for non-cash activities:
Accrued purchases of property and equipment	$8,908	$23,085

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$219,560	$334,364
Restricted cash	1,977	49,425
Cash, cash equivalents, and restricted cash	$221,537	$383,789
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
We are continuing to plan the development of our first battery cell manufacturing project in the U.S. (“Giga America”), which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. In connection with Giga America, we plan to pursue the opportunities and incentives provided by the U.S. Inflation Reduction Act of 2022 (the “IRA”). At our Customer Qualification Plant (“CQP”) in Mo i Rana, Norway, we continue to progress our efforts to produce testable batteries using the SemiSolidTM technology licensed from 24M Technologies, Inc. (“24M”). We are simultaneously pursuing a conventional battery technology partner to diversify and accelerate delivering our products to market.
As of June 30, 2024, we have not yet initiated commercial manufacturing or derived revenue from our principal business activities.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2023 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s condensed consolidated financial statements for the periods presented. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023, was derived from the audited consolidated financial statements as of December 31, 2023. However, these condensed consolidated interim financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
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
2. RESTRUCTURING
In November 2023, FREYR announced a restructuring process (the “Restructuring”), which focused on preserving Company liquidity as we advance our strategies on the CQP and at Giga America, while continuing to fund critical initiatives. We accrued severance and other termination benefits of $6.0 million related to the Restructuring in 2023, which was recognized in Restructuring charge in the consolidated statements of operation and comprehensive loss for the year ended December 31, 2023.
The changes in accrued severance and other termination benefits were as follows (in thousands):

Amount
Balance as of January 1, 2024	$6,016
Severance and other personnel costs	137
Cash payments	(5,836)
Foreign currency exchange effects	(127)
Balance as of June 30, 2024	$190
Accrued and unpaid severance and personnel costs are included within accrued liabilities and other on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
3. OTHER CURRENT ASSETS
Other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023

Deposits	$4,082	$23,893
Other current assets	7,934	10,151
Total	$12,016	$34,044
4. PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS, NET
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023

Land	$44,326	$44,326
Leasehold improvements	39,149	39,723
Machinery and equipment	30,822	14,058
Office equipment	2,795	2,926
Construction in progress	253,738	269,197
	370,830	370,230
Less: Accumulated depreciation	(8,189)	(3,873)
Total	$362,641	$366,357
Depreciation expense was $2.3 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $4.5 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License	$3,000	$(262)	$2,738	$3,000	$(187)	$2,813
Amortization expense was $37,000 for the three months ended June 30, 2024 and 2023, and $75,000 for the six months ended June 30, 2024 and 2023. Future annual amortization expense is estimated to be $150,000 for the full year 2024 and each of the next four years.
5. LONG-TERM INVESTMENTS
The Company’s equity investments consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Investment
Equity method investments:
Nidec Energy AS	$941	$1,275
Investments without readily determinable fair values:
24M preferred stock	21,028	21,028
Total Long-Term Investments	$21,969	$22,303
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
During the six months ended June 30, 2024 and 2023, the Company recognized $0.3 million and $0.1 million, respectively, as its share of net loss of equity method investee in the condensed consolidated statements of operations and comprehensive loss related to the Company’s equity method investment in the Nidec JV. During the six months ended June 30, 2024, the Company recognized other income of $0.3 million related to general and administrative expenses incurred on behalf of the Nidec JV. There were no comparable amounts recognized in the six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, unpaid amounts of $1.2 million and $0.8 million, respectively, are recorded in other current assets.
Equity Investments Without Readily Determinable Fair Values
On October 8, 2021, we invested in an unsecured convertible note receivable (the “Convertible Note”) from 24M. On March 24, 2023, we converted the Convertible Note to preferred stock of 24M. As the 24M preferred stock does not have a readily determinable fair value and does not provide the Company with control or significant influence, we have elected to account for the 24M preferred stock under the measurement alternative. There have been no adjustments to the fair value of the 24M preferred stock since its conversion.
6. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2024	December 31, 2023

Accrued purchases	$10,847	$13,145
Accrued payroll and payroll related expenses	3,938	13,120
Operating lease liabilities	3,324	3,382
Other current liabilities	2,386	1,143
Total	$20,495	$30,790

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
To the knowledge of our management, as of June 30, 2024 there is no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.
8. WARRANTS
Public and Private Warrants
As of June 30, 2024 and December 31, 2023, we had 24.6 million warrants outstanding (the “Warrants”), consisting of 14.7 million public warrants (the “Public Warrants”) and 9.9 million private warrants (the “Private Warrants”) as of June 30, 2024 and 14.6 million Public Warrants and 10.0 million Private Warrants as of December 31, 2023. Each Warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
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
EDGE Warrants
As of June 30, 2024 and December 31, 2023, we had 0.7 million and 2.2 million warrants, respectively, held by EDGE Global LLC (“EDGE”) or its co-owners that were outstanding and exercisable. These warrants entitle the holder thereof to purchase one share of our common stock at the exercise price, subject to adjustments. The EDGE warrants outstanding as of June 30, 2024 have an exercise price of $1.22 and expire on September 30, 2025. During the six months ended June 30, 2024, 1.5 million warrants with an exercise price of $0.95 were exercised and settled in shares, net of shares withheld to satisfy the exercise price.
9. FAIR VALUE MEASUREMENT
Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Warrant Liabilities	$—	$—	$1,817	$1,817	$—	$—	$2,025	$2,025
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
As of June 30, 2024 and December 31, 2023, the carrying value of all other financial assets and liabilities approximated their respective fair values.

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
The fair value of the Private warrants was determined using this approach, an exercise price of $11.50 and a share price of $1.70 as of June 30, 2024 and $1.87 as of December 31, 2023. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement, of the Private Warrants.
Rollforward of Level 3 Fair Value
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

For the six months ended June 30, 2024
Private Warrants
Balance (beginning of period)	$2,025
Fair value measurement adjustments	(198)
Reclassification to Public Warrants	(10)
Balance (end of period)	$1,817
10. STOCKHOLDERS' EQUITY
Common Stock
As of June 30, 2024 and December 31, 2023, 355.0 million shares of common stock were authorized with a par value of $0.01 per share. As of June 30, 2024 140.5 million shares of common stock were issued and outstanding and as of December 31, 2023 139.7 million shares of common stock were issued and outstanding. Holders of common stock are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. As of June 30, 2024, we have not declared any dividends.
Preferred Shares
As of June 30, 2024 and December 31, 2023, 10.0 million preferred shares with a par value of $0.01 per share were authorized and none were outstanding.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (amended and restated as of April 22, 2024), (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years, and our stock options expire five years after the grant date. Options are typically forfeited when the employment relationship ends for employees and they do not typically forfeit for directors. Generally, our RSUs are equity classified awards that are expected to be settled in shares. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price.  As of June 30, 2024, 34.9 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
During the six months ended June 30, 2024, 13.6 million options were granted, 3.7 million options were forfeited, 1.6 million RSUs were granted, 379,000 RSUs were forfeited and 59,000 RSUs vested.
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
During the six months ended June 30, 2024, 67,000 awards were exercised and cash settled and 172,000 awards were forfeited.
Jensen Option Awards
In June 2021, our Chief Executive Officer (“CEO”), Tom Einar Jensen, entered into a stock option agreement, as an appendix to an employment agreement. In accordance with the stock option agreement, on July 13, 2021 Mr. Jensen was granted 850,000 performance stock options to acquire our shares at an exercise price of $10.00 (the “Jensen Options”), of which the performance criteria for a total of 661,000 of the stock options were met by December 31, 2023 and the remaining stock options were forfeited.
11. GOVERNMENT GRANTS
For both of the three and six months ended June 30, 2024, we recognized grant income of $0.2 million in other income, net within the condensed consolidated statements of operations and comprehensive loss, and no grant income as a reduction of property and equipment, net on our condensed consolidated balance sheets. For both the three and six months ended June 30, 2023, we recognized grant income of $0.1 million in other income, net within the condensed consolidated statements of operations and comprehensive loss and no grant income as a reduction of property and equipment, net on our condensed consolidated balance sheets.
As of June 30, 2024 and December 31, 2023, we had $0.3 million and $0.2 million, respectively, in short-term deferred income from grants recorded in accrued liabilities and other on our condensed consolidated balance sheets. As of both June 30, 2024 and December 31, 2023, we had $27.0 million in long-term deferred income from grants recorded in other long-term liabilities on our condensed consolidated balance sheets.
12. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company has incurred taxable losses in each year since inception, and maintains a full valuation allowance against its loss carryforwards and other deferred tax assets. The Company’s effective income tax rate was 0% for both the three and six months ended June 30, 2024, and (1)% for both the three and six months ended June 30, 2023.
13. RELATED PARTY TRANSACTIONS
Consulting Agreements
During the three and six months ended June 30, 2024, we engaged two members of the Board of Directors under consulting agreements. In June 2024, one of these agreements was effectively terminated. The expenses incurred for these consulting services for the three and six months ended June 30, 2024 were $0.2 million and $0.4 million, respectively. The expenses incurred for these consulting services for the three and six months ended June 30, 2023 were $0.1 million and $0.2 million, respectively. These expenses are recognized as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of both June 30, 2024 and December 31, 2023, an unpaid amount of $0.1 million is recorded in accrued liabilities and other related to these agreements.
14. NET LOSS PER SHARE
The computation of basic and diluted net loss per share attributable to stockholders is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss per share attributable to stockholders - basic and diluted	$(26,987)	$(25,282)	$(55,530)	$(38,008)
Denominator:
Weighted average shares outstanding – basic and diluted	140,107	139,705	139,905	139,705
Net loss per share attributable to stockholders:
Basic and diluted	$(0.19)	$(0.18)	$(0.40)	$(0.27)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The outstanding securities that could potentially dilute basic net loss per share attributable to stockholders in the future that were not included in the computation, as the impact would be antidilutive, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Public Warrants	14,675	14,625	14,675	14,625
Private Warrants	9,950	10,000	9,950	10,000
EDGE warrants	687	2,176	687	2,176
Employee options	20,459	9,240	20,459	9,240
RSUs	1,267	—	1,267	—
Jensen Options	661	661	661	661
Share-based compensation liability options and warrants (1)	—	567	—	567
Total	47,699	37,269	47,699	37,269

(1)    For the three and six months ended June 30, 2024 the Company excluded 410,000 outstanding share-based compensation liability options and warrants, as these awards are required to be cash-settled. For the three and six months ended June 30, 2023 the Company excluded 101,000 of the total 668,000 outstanding share-based compensation liability options and warrants, as these awards are required to be cash-settled. See Note 10 – Stockholders' Equity for further details.

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
We are continuing to plan the development of our first battery cell manufacturing project in the U.S. (“Giga America”), which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. In connection with Giga America, we plan to pursue the opportunities and incentives provided by the U.S. Inflation Reduction Act of 2022 (the “IRA”). At our Customer Qualification Plant (“CQP”) in Mo i Rana, Norway, we continue to progress our efforts to produce testable batteries using the SemiSolidTM technology licensed from 24M Technologies, Inc. (“24M”). We are simultaneously pursuing a conventional battery technology partner to diversify and accelerate delivering our products to market.
As of June 30, 2024, we have not yet initiated commercial manufacturing or derived revenue from our principal business activities.
Recent Developments
•In June 2024, we announced the first production trial of manufacturing chargeable unit cells with the Casting and Unit Cell Assembly machinery in a continuous process at the CQP. This achievement at the CQP further demonstrates FREYR’s capability to reach production milestones on a complex and novel next generation battery production platform. With this step, we believe FREYR has strengthened the Company’s position as an attractive industrialization partner of choice for both novel and established Lithium-Ion battery production technologies.
•On June 6, 2024, FREYR announced the appointment of Co-Founder of FREYR AS and Chairperson of the Board of Directors Tom Einar Jensen as the Chief Executive Officer (“CEO”) of the Company replacing Birger K. Steen effective June 6, 2024. The Company also announced the appointment of Director Daniel Barcelo as the next Chair of the Board.
•On June 6, 2024, FREYR announced the appointment of Evan Calio as the Chief Financial Officer (“CFO”) of the Company replacing Oscar K. Brown effective June 13, 2024. Mr. Calio brings to FREYR his extensive energy experience on Wall Street, including working closely with FREYR management team in conjunction with its public listing process and capital raise.

Results of Operations
The following table sets forth information on FREYR’s condensed consolidated results of operations (in thousands except percentages):

	Three months ended June 30,		2024 vs 2023 Change		Six months ended June 30,		2024 vs 2023 Change
	2024	2023	($)	(%)	2024	2023	($)	(%)
Operating expenses:
General and administrative	$20,107	$27,631	$(7,524)	(27%)	$43,008	$57,633	$(14,625)	(25%)
Research and development	10,493	6,365	4,128	65%	22,238	11,209	11,029	98%
Share of net loss of equity method investee	178	30	148	NM	334	55	279	NM
Total operating expenses	30,778	34,026	(3,248)	(10%)	65,580	68,897	(3,317)	(5%)
Loss from operations	(30,778)	(34,026)	3,248	(10%)	(65,580)	(68,897)	3,317	(5%)
Other income	3,628	8,761	(5,133)	(59%)	9,740	30,932	(21,192)	(69%)
Loss before income taxes	(27,150)	(25,265)	(1,885)	7%	(55,840)	(37,965)	(17,875)	47%
Income tax expense	(11)	(138)	127	(92%)	(11)	(341)	330	(97%)
Net loss	(27,161)	(25,403)	(1,758)	7%	(55,851)	(38,306)	(17,545)	46%
Net loss attributable to non-controlling interests	174	121	53	44%	321	298	23	8%
Net loss attributable to stockholders	$(26,987)	$(25,282)	$(1,705)	7%	$(55,530)	$(38,008)	$(17,522)	46%

NM - Not meaningful
Operating expenses
General and administrative
General and administrative expenses primarily consists of personnel and personnel-related expenses for our marketing and administrative personnel, costs for administrative offices, insurance, and outside professional services including legal, accounting, and other advisory services.
General and administrative expenses decreased by $7.5 million or 27%, to $20.1 million for the three months ended June 30, 2024, from $27.6 million for the three months ended June 30, 2023. General and administrative expenses decreased by $14.6 million or 25%, to $43.0 million for the six months ended June 30, 2024, from $57.6 million for the six months ended June 30, 2023. These decreases are primarily due to decreases in personnel costs and legal and professional fees.
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
R&D expenses increased by $4.1 million or 65%, to $10.5 million for the three months ended June 30, 2024, from $6.4 million for the three months ended June 30, 2023. R&D expenses increased by $11.0 million or 98%, to $22.2 million for the six months ended June 30, 2024, from $11.2 million for the six months ended June 30, 2023. This is primarily due to an increase in personnel costs and spending on R&D operations at the CQP, which started operations late in the second quarter of 2023.
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
Other income decreased by $5.1 million or 59%, to $3.6 million for the three months ended June 30, 2024, from $8.8 million for the three months ended June 30, 2023. Other income decreased by $21.2 million or 69%, to $9.7 million for the six months ended June 30, 2024, from $30.9 million for the six months ended June 30, 2023. These decreases are primarily due to a $(0.1) million and $1.4 million net foreign currency transaction (loss) gain for the three and six months ended June 30, 2024, respectively, compared to a $7.7 million and $23.8 million gain for the three and six months ended June 30, 2023, respectively.
Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
As of June 30, 2024, we had approximately $221.5 million of cash, cash equivalents, and restricted cash and current liabilities of approximately $35.4 million. To date, our principal sources of liquidity have been proceeds received from our Business Combination, issuance of equity securities, and amounts received from government grants. Historically, these funds have been used for constructing and equipping our battery manufacturing facilities, including the CQP and Giga Arctic, the purchase of land for Giga America, technology licensing, R&D activities, and general corporate purposes.
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
Until we can generate sufficient revenue to adequately support our liquidity requirements, we expect to fund short-term cash needs through our existing cash balances. We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the 12 months following June 30, 2024.
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
FREYR is currently pursuing two tracks of development for Giga America in alignment with our technology diversification strategy. The financing options for Giga America may include the U.S. Department of Energy (“DOE”) Title 17 Clean Energy Financing Program and project-level equity funding. One track would feature a multi-line 24M scaled technology, which is based in part on the timing of delivery of testable batteries to our key stakeholders from the CQP, their acceptance of these batteries and any further product development work. The other track would design production using conventional battery technology, and we are exploring potential conventional partnership opportunities that could accelerate Giga America’s development and start of production. Based on our current preliminary estimates for the 24M track, in light of design changes, inflation, and other factors, initial projected capital costs range from $2 billion to $3 billion. Initial capital costs for track two depend significantly on the partner we choose, plant configuration, and other factors, none of which have been finalized. FREYR expects to make a final investment decision on the Giga America in 2025 which could include one or both tracks.
We have begun the development of Giga America but have not yet begun construction nor committed significant funds for the purchase of materials and equipment. The total cost of Giga America construction will continue to be refined, as decisions concerning technology and product specifications, timing of the start of construction, factory layout, and equipment purchases are finalized.
In August 2022, the Company estimated its Giga Arctic facility to have a total cost of approximately $1.7 billion, using the configuration assumptions determined at that time. In 2023, we substantially completed groundworks and certain foundation structures, erected the initial building and secured and weatherized it, and then suspended work on the planned gigafactory. FREYR has elected to secure the Giga Arctic asset and minimize spending in 2024, instead prioritizing

FREYR’s liquidity and focusing spending on the development of Giga America. Additional spending on Giga Arctic is pending continuing technology development and a competitive Norwegian regulatory response to the IRA. The total cost to complete the construction and buildout of the Giga Arctic facility and the timing of cash requirements will depend on a variety of factors such as the ultimate configuration of the facility, including the number of production lines, the capacity of the facility, technology and product specifications, the form and amount of government grants and assistance, the availability, form, and additional requirements of project and other financing, and general economic conditions.
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
Cash Flow Summary
The following table summarizes our cash flows (in thousands):

	Six months ended June 30,		Change (%)
	2024	2023
Cash flows from operating activities	$(44,201)	$(34,720)	27%
Cash flows from investing activities	(6,364)	(131,016)	(95%)
Cash flows from financing activities	—	—	NM

NM - Not meaningful
Operating Activities
Net cash used in operating activities was $44.2 million for the six months ended June 30, 2024, compared to $34.7 million for the six months ended June 30, 2023. The increase in cash used in operating activities was primarily driven by an increase in cash used for working capital, largely due to the receipt in 2023 of a $20.0 million government grant with no corresponding amount in 2024, partially offset by a decrease in routine working capital needs in the period and a decrease in net loss, adjusted for non-cash items.
Investing Activities
Net cash used in investing activities was $6.4 million for the six months ended June 30, 2024, compared to $131.0 million for the six months ended June 30, 2023. The decrease in cash used in investing activities was primarily driven by a decrease in purchases of property and equipment due to lower construction activity in the current year period, and proceeds from the return of property and equipment deposits of $22.7 million for the six months ended June 30, 2024 with no corresponding amount for the six months ended June 30, 2023.
Financing Activities
Net cash provided by financing activities was zero for the six months ended June 30, 2024 and 2023.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are consistent with those described in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. There have been no material changes to our critical accounting policies during the six months ended June 30, 2024.
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

Currency Exchange Risk
We are exposed to currency exchange risk from potential changes in currency values of our non-U.S. dollar denominated expenses, assets, liabilities, and cash flows. This also includes foreign currency translation risk related to our net investment in foreign subsidiaries with functional currencies other than the U.S. dollar. Our most significant currency exposure relates to the Norwegian krone. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of stockholders' equity. The potential adjustment resulting from a hypothetical 10% change in foreign exchange rates would be approximately $38.4 million.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
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
10.1
Cooperation Agreement, dated as of April 18, 2024, by and among Teknovekst Invest AS, a private limited liability company incorporated under the laws of Norway, Vanir Invest Holding AS, a private limited liability company incorporated under the laws of Norway, Teknovekst AS, a company incorporated under the laws of Norway and Tore Ivar Slettemoen, and FREYR Battery, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 18, 2024).

10.2	Separation and Release Agreement between FREYR Battery Norway AS and Birger K. Steen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 31, 2024).
10.3
Separation Agreement by and among FREYR Battery, Inc., FREYR Battery US Holding, Inc., and Oscar K. Brown (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 31, 2024).

10.4	Employment Agreement between FREYR Battery US Holding, Inc. and Evan Calio (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 31, 2024).
10.5
2021 Equity Incentive Plan (amended and restated as of April 22, 2024) (incorporated by reference to Exhibit 99.1 of FREYR Battery’s Registration Statement on Form S-8 filed with the SEC on August 9, 2024).

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
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (v) Notes to Condensed Consolidated Financial Statements.

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

FREYR Battery, Inc.

Date: August 9, 2024	By:	/s/ Joseph Evan Calio
	Name:	Joseph Evan Calio
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)