Form 10-Q
period 2024-09-30
FREYR Battery, Inc. /DE/
filed 2024-11-12
CIK 1992243

BL7

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2024, 140,490,406 shares of the registrant’s common stock were outstanding.

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
FREYR intends to use its website as a channel of distribution to disclose information which may be of interest or material to investors and to communicate with investors and the public. Such disclosures will be included on FREYR’s website in the ‘Investor Relations’ sections. FREYR also intends to use certain social media channels, including, but not limited to, X (formerly Twitter) and LinkedIn, as means of communicating with the public and investors about FREYR, its progress, products and other matters. While not all the information that FREYR posts to its digital platforms may be deemed to be of a material nature, some information may be. As a result, FREYR encourages investors and others interested to review the information that it posts and to monitor such portions of FREYR’s website and social media channels on a regular basis, in addition to following FREYR’s press releases, SEC filings, and public conference calls and webcasts. The contents of FREYR’s website and other social media channels shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
FREYR BATTERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$181,851	$253,339
Restricted cash	2,202	22,403
Prepaid assets	2,838	2,168
Other current assets	12,583	34,044
Total current assets	199,474	311,954

Property and equipment, net	368,342	366,357
Intangible assets, net	2,700	2,813
Long-term investments	21,819	22,303
Right-of-use asset under operating leases	22,640	24,476
Other long-term assets	10	4,282
Total assets	$614,985	$732,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,080	$18,113
Accrued liabilities and other	21,254	30,790
Share-based compensation liability	19	281
Total current liabilities	31,353	49,184

Warrant liability	721	2,025
Operating lease liability	16,775	18,816
Other long-term liabilities	27,446	27,444
Total liabilities	76,295	97,469

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding as of both September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 355,000 shares authorized as of both September 30, 2024 and December 31, 2023; 140,490 issued and outstanding as of September 30, 2024; and 139,705 issued and outstanding as of December 31, 2023	1,405	1,397
Additional paid-in capital	929,324	925,623
Accumulated other comprehensive loss	(34,035)	(18,826)
Accumulated deficit	(358,004)	(274,999)
Total stockholders' equity	538,690	633,195

Non-controlling interests	—	1,521
Total equity	538,690	634,716

Total liabilities and equity	$614,985	$732,185
See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$18,515	$27,772	$61,386	$85,405
Research and development	8,616	7,086	30,854	18,295
Restructuring charge	4,507	—	4,644	—
Share of net loss of equity method investee	150	153	484	208
Total operating expenses	31,788	35,011	97,368	103,908
Loss from operations	(31,788)	(35,011)	(97,368)	(103,908)

Other income (expense):
Warrant liability fair value adjustment	1,096	24,399	1,294	23,248
Interest income, net	1,074	1,284	3,627	6,042
Foreign currency transaction (loss) gain	(110)	(3,213)	1,245	20,546
Other income, net	2,172	2,537	7,806	6,103
Total other income	4,232	25,007	13,972	55,939
Loss before income taxes	(27,556)	(10,004)	(83,396)	(47,969)
Income tax expense	—	—	(11)	(341)
Net loss	(27,556)	(10,004)	(83,407)	(48,310)
Net loss attributable to non-controlling interests	81	219	402	517
Net loss attributable to stockholders	$(27,475)	$(9,785)	$(83,005)	$(47,793)

Weighted average shares outstanding - basic and diluted	140,490	139,705	140,102	139,705
Net loss per share attributable to stockholders - basic and diluted	$(0.20)	$(0.07)	$(0.59)	$(0.34)

Other comprehensive (loss) income:
Net loss	$(27,556)	$(10,004)	$(83,407)	$(48,310)
Foreign currency translation adjustments	5,973	6,134	(15,209)	(48,009)
Total comprehensive loss	$(21,583)	$(3,870)	$(98,616)	$(96,319)
Comprehensive loss attributable to non-controlling interests	81	219	402	517
Comprehensive loss attributable to stockholders	$(21,502)	$(3,651)	$(98,214)	$(95,802)

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2023	139,854	$139,854	$772,602	$9,094	$(1,041)	$(203,054)	$2,672	$720,127
Share-based compensation expense	—	—	1,462	—	—	—	—	1,462
Net loss	—	—	—	—	—	(12,726)	(177)	(12,903)
Reclassification of warrants from liability classified to equity classified	—	—	5	—	—	—	—	5
Other comprehensive loss	—	—	—	(33,718)	—	—	—	(33,718)
Balance as of March 31, 2023	139,854	$139,854	$774,069	$(24,624)	$(1,041)	$(215,780)	$2,495	$674,973
Share-based compensation expense	—	—	3,688	—	—	—	—	3,688
Net loss	—	—	—	—	—	(25,282)	(121)	(25,403)
Reclassification of warrants from liability classified to equity classified	—	—	56	—	—	—	—	56
Other comprehensive loss	—	—	—	(20,425)	—	—	—	(20,425)
Balance as of June 30, 2023	139,854	$139,854	$777,813	$(45,049)	$(1,041)	$(241,062)	$2,374	$632,889
Share-based compensation expense	—	—	5,421	—	—	—	—	5,421
Net loss	—	—	—	—	—	(9,785)	(219)	(10,004)
Other comprehensive income	—	—	—	6,134	—	—	—	6,134
Balance as of September 30, 2023	139,854	$139,854	$783,234	$(38,915)	$(1,041)	$(250,847)	$2,155	$634,440

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2024	139,705	$1,397	$925,623	$(18,826)	$—	$(274,999)	$1,521	$634,716
Share-based compensation expense	—	—	3,670	—	—	—	—	3,670
Net loss	—	—	—	—	—	(28,543)	(147)	(28,690)
Reclassification of warrants from liability classified to equity classified	—	—	10	—	—	—	—	10
Other comprehensive loss	—	—	—	(26,044)	—	—	—	(26,044)
Balance as of March 31, 2024	139,705	$1,397	$929,303	$(44,870)	$—	$(303,542)	$1,374	$583,662
Share-based compensation expense	—	—	1,486	—	—	—	—	1,486
Net loss	—	—	—	—	—	(26,987)	(174)	(27,161)
Exercise of warrants	785	8	(8)	—	—	—	—	—
Other comprehensive income	—	—	—	4,862	—	—	—	4,862
Balance as of June 30, 2024	140,490	$1,405	$930,781	$(40,008)	$—	$(330,529)	$1,200	$562,849
Share-based compensation expense	—	—	1,554	—	—	—	—	1,554
Net loss	—	—	—	—	—	(27,475)	(81)	(27,556)
Acquisition of non-controlling interest	—	—	(3,011)	—	—	—	(1,119)	(4,130)
Other comprehensive income	—	—	—	5,973	—	—	—	5,973
Balance as of September 30, 2024	140,490	$1,405	$929,324	$(34,035)	$—	$(358,004)	$—	$538,690
See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(83,407)	$(48,310)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	6,449	7,859
Depreciation and amortization	7,028	1,922
Reduction in the carrying amount of right-of-use assets	1,282	1,005
Warrant liability fair value adjustment	(1,294)	(23,248)
Share of net loss of equity method investee	484	208
Foreign currency transaction net unrealized gain	(1,075)	(19,346)
Other	—	(929)
Changes in assets and liabilities:
Prepaid assets and other current assets	13	1,672
Accounts payable, accrued liabilities and other	(429)	28,401
Operating lease liability	(1,626)	(3,212)
Net cash used in operating activities	(72,575)	(53,978)

Cash flows from investing activities:
Proceeds from the return of property and equipment deposits	22,735	—
Proceeds from property related grants	—	3,500
Purchases of property and equipment	(34,683)	(168,811)
Investments in equity method investee	—	(1,655)
Purchases of other long-term assets	—	(1,000)
Net cash used in investing activities	(11,948)	(167,966)

Cash flows from financing activities:
Payment for non-controlling interest	(4,130)	—
Net cash used in financing activities	(4,130)	—

Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(3,036)	(13,240)
Net decrease in cash, cash equivalents, and restricted cash	(91,689)	(235,184)
Cash, cash equivalents, and restricted cash at beginning of period	275,742	563,045
Cash, cash equivalents, and restricted cash at end of period	$184,053	$327,861

Supplementary disclosure for non-cash activities:
Accrued purchases of property and equipment	$6,133	$11,187

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$181,851	$299,419
Restricted cash	2,202	28,442
Cash, cash equivalents, and restricted cash	$184,053	$327,861
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business
FREYR Battery, Inc. a Delaware Corporation (“FREYR,” the “Company”, “we”, or “us”) is a developer of sustainable clean energy capacity and solutions. We aim to accelerate the decarbonization of global energy systems by industrializing technologies across the battery and renewables value chains.
As of September 30, 2024, FREYR was evaluating several project opportunities in the U.S. and Europe to establish a profitable, commercial enterprise and to create shareholder value.
As of September 30, 2024, we have not yet initiated commercial manufacturing or derived revenue from our principal business activities.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2023 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s condensed consolidated financial statements for the periods presented. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023, was derived from the audited consolidated financial statements as of December 31, 2023. However, these condensed consolidated interim financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
The condensed consolidated financial statements include the accounts of FREYR, its wholly owned subsidiaries, majority-owned subsidiaries, and variable interest entities (“VIE”) of which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current period’s presentation.
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
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During Q3 2024, events and circumstances indicated that the Company’s long-lived assets related to its Norwegian business might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value.
Restricted Cash
Certain cash balances are restricted as to withdrawal or use. Restricted cash includes funds held in a restricted account for the payment of upfront rental lease deposits and government income tax withholdings, and in 2023, restricted cash included the balance of an account held for the construction of the manufacturing project in Mo i Rana, Norway (“Giga Arctic”).
Significant Accounting Policies
The Company’s significant accounting policies were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Supplemental accounting policy disclosures are included above.
2. RESTRUCTURING
2024 Restructuring
In September 2024, FREYR implemented a restructuring process (the “2024 Restructuring”), to reduce overhead costs and better align the organization to current opportunities. We accrued severance and other termination benefits of $4.5 million related to the 2024 Restructuring, which was recognized in Restructuring charge in the consolidated statements of operation and comprehensive loss for the three and nine months ended September 30, 2024. No cash payments or other adjustments to the accrued restructuring charge balance have been made in 2024.
2023 Restructuring
In November 2023, FREYR announced a restructuring process (the “2023 Restructuring”), which focused on preserving Company liquidity as we advanced our strategies on the Customer Qualification Plant (“CQP”) and at the manufacturing project in the U.S. (“Giga America”), while continuing to fund critical initiatives. We accrued severance and other termination benefits of $6.0 million related to the 2023 Restructuring which was recognized in Restructuring charge in the consolidated statements of operation and comprehensive loss for the year ended December 31, 2023.
The changes in accrued severance and other termination benefits for the 2023 Restructuring were as follows (in thousands):

Amount
Balance as of January 1, 2024	$6,016
Severance and other personnel costs	137
Cash payments	(6,026)
Foreign currency exchange effects	(127)
Balance as of September 30, 2024	$—
Accrued and unpaid severance and personnel costs are included within accrued liabilities and other on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
3. OTHER CURRENT ASSETS
Other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023

Deposits	$4,146	$23,893
Other current assets	8,437	10,151
Total	$12,583	$34,044

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS, NET
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023

Land	$44,326	$44,326
Leasehold improvements	39,803	39,723
Machinery and equipment	33,535	14,058
Office equipment	2,852	2,926
Construction in progress	258,591	269,197
	379,107	370,230
Less: Accumulated depreciation	(10,765)	(3,873)
Total	$368,342	$366,357
Depreciation expense was $2.5 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $7.0 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License	$3,000	$(300)	$2,700	$3,000	$(187)	$2,813
Amortization expense was $38,000 for the three months ended September 30, 2024 and 2023, and $113,000 for the nine months ended September 30, 2024 and 2023. Future annual amortization expense is estimated to be $150,000 for the full year 2024 and each of the next four years.
5. LONG-TERM INVESTMENTS
The Company’s equity investments consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Investment
Equity method investments:
Nidec Energy AS	$791	$1,275
Investments without readily determinable fair values:
24M preferred stock	21,028	21,028
Total Long-Term Investments	$21,819	$22,303
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
During the nine months ended September 30, 2024 and 2023, the Company recognized $0.5 million and $0.2 million, respectively, as its share of net loss of equity method investee in the condensed consolidated statements of operations and comprehensive loss related to the Company’s equity method investment in the Nidec JV. During the nine months ended September 30, 2024 and 2023, the Company recognized other income of $0.3 million and $0.5 million related to general and administrative expenses incurred on behalf of the Nidec JV. As of September 30, 2024 and December 31, 2023, unpaid amounts of $1.5 million and $0.8 million, respectively, are recorded in other current assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
6. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	September 30, 2024	December 31, 2023

Accrued purchases	$8,067	$13,145
Accrued payroll and payroll related expenses	7,961	13,120
Operating lease liabilities	3,348	3,382
Other current liabilities	1,878	1,143
Total	$21,254	$30,790
7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and if such loss or a range of losses is estimable, often involves significant judgment, including estimates and assumptions about future events.
To the knowledge of our management, as of September 30, 2024 there is no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.
8. WARRANTS
Public and Private Warrants
As of September 30, 2024 and December 31, 2023, we had 24.6 million warrants outstanding (the “Warrants”), consisting of 14.7 million public warrants (the “Public Warrants”) and 9.9 million private warrants (the “Private Warrants”) as of September 30, 2024 and 14.6 million Public Warrants and 10.0 million Private Warrants as of December 31, 2023. Each Warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
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
EDGE Warrants
As of September 30, 2024 and December 31, 2023, we had 0.7 million and 2.2 million warrants, respectively, held by EDGE Global LLC (“EDGE”) or its co-owners that were outstanding and exercisable. These warrants entitle the holder thereof to purchase one share of our common stock at the exercise price, subject to adjustments. The EDGE warrants outstanding as of September 30, 2024 have an exercise price of $1.22 and expire on September 30, 2025. During the nine months ended September 30, 2024, 1.5 million warrants with an exercise price of $0.95 were exercised and settled in shares, net of shares withheld to satisfy the exercise price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. FAIR VALUE MEASUREMENT
Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Warrant Liabilities	$—	$—	$721	$721	$—	$—	$2,025	$2,025
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
As of September 30, 2024 and December 31, 2023, the carrying value of all other financial assets and liabilities approximated their respective fair values.
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
The fair value of the Private Warrants was determined using this approach, an exercise price of $11.50 and a share price of $0.97 as of September 30, 2024 and $1.87 as of December 31, 2023. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement of the Private Warrants.
Rollforward of Level 3 Fair Value
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

For the nine months ended September 30, 2024
Private Warrants
Balance (beginning of period)	$2,025
Fair value measurement adjustments	(1,294)
Reclassification to Public Warrants	(10)
Balance (end of period)	$721
10. STOCKHOLDERS' EQUITY
Common Stock
As of September 30, 2024 and December 31, 2023, 355.0 million shares of common stock were authorized with a par value of $0.01 per share. As of September 30, 2024, 140.5 million shares of common stock were issued and outstanding and as of December 31, 2023, 139.7 million shares of common stock were issued and outstanding. Holders of common stock are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. As of September 30, 2024, we have not declared any dividends.
Preferred Shares
As of September 30, 2024 and December 31, 2023, 10.0 million preferred shares with a par value of $0.01 per share were authorized and none were outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Non-Controlling Interest
On September 30, 2024, the Company completed the purchase of 100% of its U.S. joint venture through the acquisition of the remaining 4% non-controlling interest.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (amended and restated as of April 22, 2024), (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years, and our stock options expire five years after the grant date. Options are typically forfeited when the employment relationship ends for employees and they do not typically forfeit for directors. Generally, our RSUs are equity classified awards that are expected to be settled in shares. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price.  As of September 30, 2024, 34.9 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
During the nine months ended September 30, 2024, 15.1 million options were granted, 6.9 million options were forfeited, 1.6 million RSUs were granted, 402,000 RSUs were forfeited and 59,000 RSUs vested.
2019 Plan
The 2019 Incentive Stock Option Plan (the “2019 Plan”) was issued on September 11, 2019. All stock options and warrants granted under the 2019 Plan are fully vested and no further awards can be issued. Outstanding awards under the 2019 Plan are required to be cash settled. The awards granted under the 2019 Plan are liability-classified awards, and as such, these awards are remeasured to fair value at each reporting date with changes to the fair value recognized as stock compensation expense in general and administrative expense or research and development expense within the condensed consolidated statements of operations and comprehensive loss. Cumulative stock compensation expense cannot be reduced below the grant date fair value of the original award.
During the nine months ended September 30, 2024, 67,000 awards were exercised and cash settled and 178,000 awards were forfeited.
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
11. GOVERNMENT GRANTS
For the three and nine months ended September 30, 2024, we recognized grant income of $0.2 million and $0.4 million in other income, net within the condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2023, we recognized grant income of less than $0.1 million and $0.2 million in other income, net within the condensed consolidated statements of operations and comprehensive loss.
As of both September 30, 2024 and December 31, 2023, we had $0.2 million in short-term deferred income from grants recorded in accrued liabilities and other on our condensed consolidated balance sheets. As of both September 30, 2024 and December 31, 2023, we had $27.0 million in long-term deferred income from grants recorded in other long-term liabilities on our condensed consolidated balance sheets.
12. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company has incurred taxable losses in each year since inception, and maintains a full valuation allowance against its loss carryforwards and other deferred tax assets. The Company’s effective income tax rate was 0% for both the three and nine months ended September 30, 2024, and 0% and (1)% for the three and nine months ended September 30, 2023, respectively.
13. RELATED PARTY TRANSACTIONS
Consulting Agreements
During the nine months ended September 30, 2024, we engaged two members of the Board of Directors under consulting agreements. In June 2024, one of these agreements was effectively terminated. The expenses incurred for these consulting services for the three and nine months ended September 30, 2024 were $0.1 million and $0.5 million, respectively. The expenses incurred for these consulting services for the three and nine months ended September 30, 2023 were $0.1 million and $0.4 million, respectively. These expenses are recognized as general and administrative expenses in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
condensed consolidated statements of operations and comprehensive loss. As of both September 30, 2024 and December 31, 2023, an unpaid amount of $0.1 million is recorded in accrued liabilities and other related to these agreements.
Metier
In 2020, we entered into a framework agreement with Metier OEC, which provides primarily project management and administrative consulting services. The CEO of Metier, the successor company to Metier OEC, is the brother of our current Chief Development Officer. We recognized $0.4 million and $1.4 million for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $3.3 million for the three and nine months ended September 30, 2023, respectively, as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss related to the agreement with Metier. For the three and nine months ended September 30, 2024, zero and $0.1 million, respectively, and for the three and nine months ended September 30, 2023 $0.3 million and $1.5 million, respectively, met the requirements for capitalization and are recognized as property and equipment within the condensed consolidated balance sheet. The unpaid amounts with Metier of $0.1 million and $0.3 million are recognized in accounts payable as of September 30, 2024 and in accrued liabilities and other as of December 31, 2023, respectively.
14. NET LOSS PER SHARE
The computation of basic and diluted net loss per share attributable to stockholders is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss per share attributable to stockholders - basic and diluted	$(27,475)	$(9,785)	$(83,005)	$(47,793)
Denominator:
Weighted average shares outstanding – basic and diluted	140,490	139,705	140,102	139,705
Net loss per share attributable to stockholders:
Basic and diluted	$(0.20)	$(0.07)	$(0.59)	$(0.34)
The outstanding securities that could potentially dilute basic net loss per share attributable to stockholders in the future that were not included in the computation, as the impact would be antidilutive, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Public Warrants	14,675	14,625	14,675	14,625
Private Warrants	9,950	10,000	9,950	10,000
EDGE warrants	687	2,176	687	2,176
Employee options(1)	17,257	10,252	17,257	10,252
RSUs	1,267	—	1,267	—
Jensen Options	661	661	661	661
Total	44,497	37,714	44,497	37,714

(1) For the three and nine months ended September 30, 2024, the Company excluded 1.5 million options as it is not yet probable that the performance conditions for these options will be achieved.
15. SUBSEQUENT EVENTS
On November 6, 2024, FREYR announced that the Company had entered into an agreement (“Transaction Agreement”), to acquire all the shares of capital stock of Trina Solar US Holding Inc., a Delaware corporation (“Trina Solar US Holding”) and related subsidiaries. As part of the Transaction Agreement, FREYR will acquire Trina Solar US Holding’s five-gigawatt solar module facility in Wilmer, Texas.
Under the Transaction Agreement, FREYR will acquire Trina Solar US Holding for (i) $100 million cash consideration (subject to an adjustment for any leakage); (ii) 15.4 million shares of common stock; (iii) a $150 million one percent per annum senior unsecured note due in five years; and (iv) an $80 million seven percent unsecured convertible note due in five years, which, subject to approval by the Committee on Foreign Investment in the United States, is convertible in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
up to two conversions into 30.4 million shares of common stock, in aggregate, with the second conversion being subject to Company stockholder approval.

On the same date, FREYR entered into a preferred stock purchase agreement for the purchase of non-voting preferred stock of FREYR in exchange for $100 million, to be funded across two tranches of $50 million each, upon closing and thereafter upon FREYR’s sole discretion upon proceeding to a final investment decision with respect to a solar cell facility.
Further, on the same date, FREYR and a co-founder and significant shareholder of Trina Solar US Holding, entered into a securities purchase agreement for approximately $14.8 million of shares of FREYR’s common stock for $1.05 per share, representing an aggregate private placement of 10% of FREYR’s common stock outstanding.
The transaction is subject to certain customary conditions precedent, including, among other things, receipt by Trina Solar US Holding of certain third-party consents, completion of the first tranche of $50 million of preferred stock issuance and an internal reorganization to be completed by Trina Solar US Holding and it is expected to close around year-end 2024. We are still evaluating the accounting impact of the pending acquisition on our consolidated financial statements.
Under the terms of the Transaction Agreement, within 6 months of closing, FREYR will use its reasonable efforts to dispose, divest, transfer or otherwise sell the assets and operations that constitute its European business.
In connection with the transaction, the Company terminated its SemiSolidTM technology license with 24M Technologies (“24M”). Pursuant to the termination of the 24M license agreement, FREYR agreed to pay a service fee of $3 million and transfer all of its 24M preferred stock to 24M for $1.00. There are no further cash obligations.

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
Overview
FREYR Battery, Inc. a Delaware Corporation (“FREYR,” the “Company”, “we”, or “us”) is a developer of sustainable clean energy capacity and solutions. We aim to accelerate the decarbonization of global energy systems by industrializing technologies across the battery and renewables value chains.
As of September 30, 2024, FREYR was evaluating several project opportunities in the U.S. and Europe to establish a profitable, commercial enterprise and to create shareholder value.
Transaction agreement with Trina Solar (Schweiz) AG
On November 6, 2024, FREYR announced that the Company had entered into an agreement (“Transaction Agreement”), to acquire all the shares of capital stock of Trina Solar US Holding Inc., a Delaware corporation (“Trina Solar US Holding”) and related subsidiaries. As part of the Transaction Agreement, FREYR will acquire Trina Solar US Holding’s five-gigawatt solar module facility in Wilmer, Texas.
Under the Transaction Agreement, FREYR will acquire Trina Solar US Holding for (i) $100 million cash consideration (subject to an adjustment for any leakage); (ii) 15.4 million shares of common stock; (iii) a $150 million one percent per annum senior unsecured note due in five years; and (iv) an $80 million seven percent unsecured convertible note due in five years, which, subject to approval by the Committee on Foreign Investment in the United States, is convertible in up to two conversions into 30.4 million shares of common stock, in aggregate, with the second conversion being subject to Company stockholder approval.
On the same date, FREYR entered into a preferred stock purchase agreement for the purchase of non-voting preferred stock of FREYR in exchange for $100 million, to be funded across two tranches of $50 million each, upon closing and thereafter upon FREYR’s sole discretion upon proceeding to a final investment decision with respect to a solar cell facility.
Further, on the same date, FREYR and a co-founder and significant shareholder of Trina Solar US Holding, entered into a securities purchase agreement for approximately $14.8 million of shares of FREYR’s common stock for $1.05 per share, representing an aggregate private placement of 10% of FREYR’s common stock outstanding.
The transaction is subject to certain customary conditions precedent, including, among other things, receipt by Trina Solar US Holding of certain third-party consents, completion of the first tranche of $50 million of preferred stock issuance and an internal reorganization to be completed by Trina Solar US Holding and it is expected to close around year-end 2024.
Under the terms of the Transaction Agreement, within 6 months of closing, FREYR will use its reasonable efforts to dispose, divest, transfer or otherwise sell the assets and operations that constitute its European business.
In connection with the transaction, the Company terminated its SemiSolidTM technology license with 24M Technologies (“24M”). Pursuant to the termination of the 24M license agreement, FREYR agreed to pay a service fee of $3 million and transfer all of its 24M preferred stock to 24M for $1.00. There are no further cash obligations.
Upon closing of the transaction, FREYR plans to execute a multi-phase strategic plan to establish a vertically integrated US solar manufacturing footprint. The next phase of the plan will be to construct a five gigawatt solar cell manufacturing facility in the US. Site selection is underway and FREYR is targeting a start of construction in Q2 2025 with anticipated first solar cell production in 2H 2026. The creation of a US owned and operated company that can provide a turnkey solar technology solution is expected to solve a bottleneck for developers, create up to 1,800 direct jobs, satisfy local content requirements for US solar projects, and competitively differentiate FREYR.
Other Recent Developments
•In September 2024, we implemented a restructuring plan to reduce overhead costs and better align the organization with current opportunities. The restructuring plan includes a reduction in force (“RIF”) of 91 employees.
•On November 6, 2024, Daniel Barcelo, FREYR’s current Chairman of the Board, was appointed Chief Executive Officer. In addition, Tom Einar Jensen, FREYR’s co-founder, assumed the role of CEO of FREYR Europe and will oversee the optimization and monetization of FREYR’s European portfolio. Mr. Jensen is stepping down from FREYR’s Board of Directors to focus on FREYR’s European portfolio.
•Mingxing Lin, has been appointed the Company’s Chief Strategy Officer, and David Gustafson has been appointed Chief Operating Officer, both effective after the closing of the Transaction. Mr. Lin and Mr. Gustafson bring decades of collective experience in multinational company management and the solar industry to FREYR.
•On November 4, 2024, W. Richard Anderson was appointed to FREYR’s Board, effective immediately. Mr. Anderson has been the Chief Executive Officer of Coastline Exploration Limited, and he brings more than 25 years of leadership experience in the global energy industry and more than 15 years as a board member of public and private energy companies to FREYR.
•On November 4, 2024, Peter del Vecchio was appointed as the Company’s Interim Chief Legal Officer effective immediately.
Results of Operations
The following table sets forth information on FREYR’s condensed consolidated results of operations (in thousands except percentages):

	Three months ended September 30,		2024 vs 2023 Change		Nine months ended September 30,		2024 vs 2023 Change
	2024	2023	($)	(%)	2024	2023	($)	(%)
Operating expenses:
General and administrative	$18,515	$27,772	$(9,257)	(33%)	$61,386	$85,405	$(24,019)	(28%)
Research and development	8,616	7,086	1,530	22%	30,854	18,295	12,559	69%
Restructuring charge	4,507	—	4,507	NM	4,644	—	4,644	NM
Share of net loss of equity method investee	150	153	(3)	(2%)	484	208	276	133%
Total operating expenses	31,788	35,011	(3,223)	(9%)	97,368	103,908	(6,540)	(6%)
Loss from operations	(31,788)	(35,011)	3,223	(9%)	(97,368)	(103,908)	6,540	(6%)
Other income	4,232	25,007	(20,775)	(83%)	13,972	55,939	(41,967)	(75%)
Loss before income taxes	(27,556)	(10,004)	(17,552)	175%	(83,396)	(47,969)	(35,427)	74%
Income tax expense	—	—	—	NM	(11)	(341)	330	(97%)
Net loss	(27,556)	(10,004)	(17,552)	175%	(83,407)	(48,310)	(35,097)	73%
Net loss attributable to non-controlling interests	81	219	(138)	(63%)	402	517	(115)	(22%)
Net loss attributable to stockholders	$(27,475)	$(9,785)	$(17,690)	181%	$(83,005)	$(47,793)	$(35,212)	74%

NM - Not meaningful
Operating expenses
General and administrative
General and administrative expenses primarily consist of personnel and personnel-related expenses for our marketing and administrative personnel, costs for administrative offices, insurance, and outside professional services including legal, accounting, and other advisory services.
General and administrative expenses decreased by $9.3 million or 33%, to $18.5 million for the three months ended September 30, 2024, from $27.8 million for the three months ended September 30, 2023. General and administrative expenses decreased by $24.0 million or 28%, to $61.4 million for the nine months ended September 30, 2024, from $85.4 million for the nine months ended September 30, 2023. These decreases are primarily due to decreases in personnel costs and professional fees.
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

R&D expenses increased by $1.5 million or 22%, to $8.6 million for the three months ended September 30, 2024, from $7.1 million for the three months ended September 30, 2023. R&D expenses increased by $12.6 million or 69%, to $30.9 million for the nine months ended September 30, 2024, from $18.3 million for the nine months ended September 30, 2023. This is primarily due to an increase in personnel costs, depreciation and spending on R&D operations at the CQP, which started operations late in the second quarter of 2023.
Restructuring charge
Restructuring charge consists primarily of accrued severance and other termination benefits related to the reduction in force programs that began in September 2024 and November 2023. Restructuring costs were $4.5 million for the three months ended September 30, 2024 and $4.6 million for the nine months ended September 30, 2024, with no corresponding charges incurred in the comparable periods in 2023. See further discussion in Note 2 – Restructuring to our condensed consolidated financial statements.
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
Other income decreased by $20.8 million or 83%, to $4.2 million for the three months ended September 30, 2024, from $25.0 million for the three months ended September 30, 2023. Other income decreased by $42.0 million or 75%, to $14.0 million for the nine months ended September 30, 2024, from $55.9 million for the nine months ended September 30, 2023. These decreases are primarily due to a $(0.1) million and $1.2 million net foreign currency transaction (loss) gain for the three and nine months ended September 30, 2024, respectively, compared to a $3.2 million and $20.5 million gain for the three and nine months ended September 30, 2023, respectively as well as a $1.1 million and $1.3 million Warrant liability fair value adjustment for the three and nine months ended September 30, 2024, respectively compared to a $24.4 million and $23.2 million for the three and nine months ended September 30, 2023.
Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
As of September 30, 2024, we had approximately $184.1 million of cash, cash equivalents, and restricted cash and current liabilities of approximately $31.4 million. To date, our principal sources of liquidity have been proceeds received from our Business Combination, issuance of equity securities, and amounts received from government grants. Historically, these funds have been used for constructing and equipping our battery manufacturing facilities, including the CQP and Giga Arctic, the purchase of land for Giga America, technology licensing, R&D activities, and general corporate purposes.
Our future liquidity requirements depend on many factors, including the timing and extent of the following: capital expenditures for construction of future facilities and purchase of related equipment; spending to support licensing and R&D efforts; spending on other growth initiatives or expansion into new geographies, including through joint ventures; spending to support our future revenue generating activities; and general economic conditions.
Until we can generate sufficient revenue to adequately support our liquidity requirements, we expect to fund short-term cash needs through our existing cash balances. We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the 12 months following September 30, 2024.
Our long-term operating needs and planned investments in our business and manufacturing footprint, as currently devised, will require significant financing to complete. Such financing may not be available at terms acceptable to us, or at all. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing. If we are unable to raise substantial additional capital, our ability to invest in further facilities or other development projects will be significantly delayed or curtailed which would have a material adverse impact on our business prospects and results of operations. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or other borrowings could impose significant restrictions on our operations. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of our common stock.
In November 2024, the Company estimated that a five gigawatt solar cell manufacturing facility in the U.S. would have a total cost of approximately $850 million. The estimated costs of construction remain subject to site selection, technology and product specification decisions, ongoing business, financing, and operational changes, and changes to the overall macroeconomic environment. We will continue to provide updates to reflect material developments, including approvals or commitments for spending that differ materially from our previous estimates.

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
Cash Flow Summary
The following table summarizes our cash flows (in thousands):

	Nine months ended September 30,		Change (%)
	2024	2023
Cash flows from operating activities	$(72,575)	$(53,978)	34%
Cash flows from investing activities	(11,948)	(167,966)	(93%)
Cash flows from financing activities	(4,130)	—	NM

NM - Not meaningful
Operating Activities
Net cash used in operating activities was $72.6 million for the nine months ended September 30, 2024, compared to $54.0 million for the nine months ended September 30, 2023. The increase in cash used in operating activities was primarily driven by an increase in cash used for working capital, largely due to the receipt in 2023 of $23.5 million in government grants with no corresponding amount in 2024, partially offset by a decrease in net loss, adjusted for non-cash items.
Investing Activities
Net cash used in investing activities was $11.9 million for the nine months ended September 30, 2024, compared to $168.0 million for the nine months ended September 30, 2023. The decrease in cash used in investing activities was primarily driven by a decrease in purchases of property and equipment due to lower construction activity in the current year period, and proceeds from the return of property and equipment deposits of $22.7 million for the nine months ended September 30, 2024 with no corresponding amount for the nine months ended September 30, 2023.
Financing Activities
Net cash used in financing activities was $4.1 million for the nine months ended September 30, 2024 relating to the purchase of the Company’s non-controlling interest in its U.S. joint venture and zero for the nine months ended September 30, 2023.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are consistent with those described in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2024.
Other Company Information
On June 28, 2024, the market value of our stock held by non-affiliates was less than $560 million, and thus we gained qualification as a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are electing to comply with the scaled disclosure relief thereby available to smaller reporting companies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company” we are not required to disclose information under this Item.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. To the knowledge of our management, there are no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.
ITEM 1A. RISK FACTORS
As a “smaller reporting company” we are not required to disclose information under this Item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
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
10.1
Separation Agreement by and among FREYR Battery, Inc. FREYR Battery US Holding, Inc. and Jeremy Bezdek, dated August 8, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 9, 2024).

10.2
Amendment to Consultancy Agreement between FREYR Battery, Inc. and Peter Matrai dated August 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 9, 2024).

10.3	Employment Agreement between FREYR Battery Norway AS and Tom Einar Jensen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 4, 2024).
10.4
Separation and Release Agreement between FREYR Battery, Inc., FREYR Battery Norway AS and Are L. Brautaset, dated September 10, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 9, 2024).

10.5
Transaction Agreement by and among FREYR Battery, Inc. and Trina Solar (Schweiz) AG, dated as of November 6, 2024 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2024).

10.6
Preferred Stock Purchase Agreement by and between FREYR Battery, Inc. and certain funds and accounts managed by Encompass Capital Advisors LLC, dated as of November 6, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2024).

10.7	Form of Note Instrument (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 6, 2024).
10.8	Form of Convertible Note Instrument (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 6, 2024).
10.9	Form of Secondary Note (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 6, 2024).
10.10	Form of Cooperation Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 6, 2024).
10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 6, 2024).
10.12
Securities Purchase Agreement by and among FREYR Battery, Inc., and Trinaway Investment Second Ltd. dated as of November 6, 2024 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on November 6, 2024).

10.13
Voting Agreement by and between FREYR Battery, Inc. and Encompass Capital Advisors LLC, dated as of November 6, 2024 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on November 6, 2024).

10.14
Jensen Transition Contract between FREYR Battery Norway AS and Tom Einar Jensen, dated as of November 6, 2024 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on November 6, 2024).

10.15	Mutual Termination Agreement, dated as of November 4, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡,*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡,*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (v) Notes to Condensed Consolidated Financial Statements.

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

FREYR Battery, Inc.

Date: November 12, 2024	By:	/s/ Joseph Evan Calio
	Name:	Joseph Evan Calio
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)