Form 10-K
period 2024-12-31
T1 Energy Inc.
filed 2025-03-31
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission file number 333-274434
T1 Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-3205861
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
1211 E 4th St.
Austin, Texas 78702
(409) 599-5706
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	TE	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Common Stock at an exercise price of $11.50	TE WS	The New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of June 30, 2024, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing price of $1.70 reported on the New York Stock Exchange, was approximately $196 million. For the purposes of this calculation, shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 27, 2025, 155,938,092 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part II and Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

T1 Energy Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements included in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. This includes, but is not limited to, statements regarding our or our management’s expectations, hopes, beliefs, ambitions, intentions, or strategies. The words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “will”, “would”, the negative of such terms, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s beliefs as well as information currently available to them. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). We do not assume any obligation to update any forward-looking statements.
In February 2025, we changed our corporate name from FREYR Battery, Inc. to T1 Energy Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. As such, unless expressly indicated or the context requires otherwise, the terms “T1,” “Company,” “we,” “us,” and “our” in this document refer to T1 Energy Inc., a Delaware corporation, and, where appropriate, its subsidiaries.
ii

PART I
ITEM 1. BUSINESS
Overview
T1 Energy Inc., a Delaware corporation (“T1,” the “Company”, “we”, or “us”), is an energy solutions provider building an integrated U.S. supply chain for solar and batteries. We manufacture and sell photovoltaic (“PV”) solar modules in the United States for our U.S. customers.
We are one of the leading solar manufacturing companies in the United States. Our PV solar module manufacturing facility in Wilmer, TX (“G1 Dallas”) is operating and is expected to have an installed base of five gigawatts (“5 GW”) per annum after the expected completion of equipment commissioning in 2025. We believe our facility is one of the most technologically advanced PV solar module plants globally. T1 produces PV solar modules that employ highly energy efficient Passivated Emitter and Rear Contact (“PERC”) and Tunnel Oxide Passivated Contact (“TOPCon”) technologies. We believe the superior performance characteristics of the PV solar modules that we manufacture through our commercial partnership with Trina Solar (“Trina”) and our domestic content will competitively differentiate T1 in the U.S. market.
On November 6, 2024, we announced that we had entered into an agreement (“Transaction Agreement”), to acquire all the shares of capital stock of Trina Solar (U.S.) Holding Inc., a Delaware corporation and related subsidiaries (collectively “Trina Solar US Holding”). The transaction closed on December 23, 2024 (“Trina Business Combination”). As part of the Transaction Agreement, we acquired G1 Dallas from Trina Solar US Holding and entered into a series of commercial support and technology licensing agreements with Trina.
Our Business and Strategy
Our vision is to establish T1 as a U.S.-based leader in the U.S. solar and storage markets by executing our plan to build an integrated domestic manufacturing presence based on advanced technologies. With G1 Dallas now ramping up production, the next phase of the plan will be to construct a five GW nameplate capacity solar cell manufacturing facility in Milam County, Texas (“G2 Austin”). T1 is targeting a start of construction in Q2 or Q3 2025 with solar cell production beginning in Q4 2026. Creating a U.S. owned and operated company that can manufacture PV solar modules with a high domestic content percentage is expected to solve a bottleneck for developers, and potentially create more than 3,000 direct jobs, satisfy local content requirements for U.S. solar projects, and competitively differentiate T1. The following are the key elements of our strategic plan:
•Ramp solar module production at G1 Dallas during 2025;
•Execute long-term solar module off-take contracts with key U.S. customers for PV solar modules with our planned U.S. solar cells;
•Start construction of G2 Austin in Q2 or Q3 2025; and
•Explore and establish deeper solar value chain integration and battery technology partnerships.
We expect that the following competitive strengths will emerge as we execute our strategic plan:
•Position T1 as one of the first/only U.S. solar manufacturer domestically producing cells and PV solar modules with advanced PERC and TOPCon technologies through our licensing agreements with Trina;
•Differentiated among U.S. producers by an established, flexible and growing global supply chain with our commercial partner, Trina;
•Enhanced competitive position from integrated U.S. solar cell and module production with a high domestic content percentage;
•Robust financial performance tied to our U.S. commercial enterprise and commitment to shareholder value creation.
•Our strategy is grounded in the view that the world needs more sources of reliable, affordable, and clean energy in all forms to satisfy global demand growth and eliminate energy poverty. We intend to help solve this problem by investing in our planned American manufacturing projects, building new capacity, creating new jobs, and delivering U.S.-made solar equipment that is critical to global energy infrastructure development.
Operations: Investing in U.S. Manufacturing
G1 Dallas
G1 Dallas is our first operating solar module manufacturing facility and is located in Wilmer, Texas. The plant has a total annual nameplate production capacity of 5 GW and is located on a 1.3 million square foot property.
We are in the process of ramping up production while we finalize installation and commissioning of production line equipment. The facility features seven assembly lines that will produce three different types of PV solar modules for utility, commercial and industrial (“C&I”) and residential scale applications. These modules include the Trina TSM-NEG19RC.20 and the Trina TSM-DEG21C.20 modules, which will be used for utility-scale projects, and the Trina TSM-NE09RC.05 module for C&I and residential-scale uses. The facility’s total annual nameplate capacity of 5 GW is expected to consist of approximately 4.5 GW of utility-scale capacity and approximately 0.5 GW of annual C&I and residential-scale module capacity.
We believe that G1 Dallas is one of the most highly automated facilities of its kind in the world. All the production lines can be configured to manufacture utility-scale, C&I and residential products using either of Trina’s leading-edge PERC or TOPCon technologies, providing operational and commercial flexibility. The team from Trina that has joined T1 has deep experience working with our equipment suppliers, which is expected to result in efficient installation, commissioning, and production processes under strict quality control guidelines. We are currently ramping up production and expect to achieve full production in H2 2025.
G2 Austin
On March 17, 2025, we announced the selection of a 100 acre site in Milam, County, Texas for our planned 5 GW solar cell manufacturing facility. Upon securing the required debt and equity financing for the facility, we plan to start construction in Q2 or Q3 2025 with targeted first production in Q4 2026.
The U.S. solar cell production facility is core to our U.S. commercial strategy. Once we have completed the cell facility, we intend to utilize our U.S. manufactured cells to produce PV solar modules at G1 Dallas, thereby increasing the domestic content percentage of our products. Enhancing our domestic content is expected to:
•Provide our customers with opportunities to capture additional financial bonuses under the Inflation Reduction Act of 2022 (the “IRA”); and
•Enhance the commercial value of our integrated U.S. commercial enterprise.
Leveraging Trina’s Leading Edge Solar Technologies
We have access to produce, distribute and sell solar products using Trina’s advanced solar technologies, which we believe will be a source of competitive differentiation in the U.S. market. Trina has a proven history of innovating and commercializing value added technologies, including pioneering the introduction of modules manufactured with 210mm solar cells.
Advanced PV Solar Modules
The Trina TSM-NEG19RC.20 module uses 132 monocrystalline silicon half-cut TOPCon cells in a bifacial dual-glass construction. The frame depth is 30mm, which differs from the industry standard thickness of 35mm. Although our market intelligence indicates that the thin frame is emerging in terms of design and technology, we believe the field performance of this module will meet or exceed TOPCon modules and PERC modules currently in the market.
The Trina TSM-DEG21C.20 module utilizes 132 monocrystalline silicon half-cut-cells in a bifacial dual-glass construction. The design, technology, warranty periods and performance specifications of this module are similar to other commercially available modules, however, we believe the Trina TSM-DEG21C.20 will have better field performance than those modules.
The Trina TSM-NE09RC.05 module uses 144 monocrystalline silicon third-cut cells in a monofacial glass/backsheet construction. This module also has similar design, technology, warranty periods and performance specifications to that of other commercially available modules present in the market, however, we believe the field performance will exceed other TOPCon modules in the market.
Markets and Customers
Solar power has emerged as one of the fastest growing subsegments of the U.S. energy sector in recent years as the total cost to deploy utility, C&I and residential systems has declined. U.S electricity demand growth is expected to accelerate in the near to medium term, driving demand for all forms of power, including solar energy. We are exclusively focusing our commercial strategy on the U.S. solar market, which exhibits strong industry fundamentals, including the emergence of power intensive technologies such as artificial intelligence and crypto-currencies, supportive public policy that insulates the U.S. from global solar equipment market volatility, and robust customer demand for high domestic content solar equipment.
The favorable underlying growth drivers of U.S. solar demand are expected to persist over the next several years, with more than 40 GWdc of annual installations forecast through 2030 across the U.S. utility-scale, C&I and residential sectors. We are supplying the U.S. solar market with PV solar modules, and we plan to expand into domestic solar cell production with the development of G2 Austin. We believe we are well positioned to address growing demand for U.S. solar power by establishing an integrated solar plus storage business based on advanced manufacturing technologies. As of late 2024, over a third of all active interconnection requests across the U.S. power grid were tied to solar plus storage projects. We are focused on addressing this commercial opportunity and establishing a competitive advantage by becoming the first U.S. company to produce and offer turnkey U.S. produced solar and battery solutions to U.S. utility and project development customers with domestically manufactured technologies.

We sell our PV solar modules to utility-scale developers, C&I and residential end users. The flexibility of our U.S. solar module facility, G1 Dallas, enables us to change our mix of production across Trina’s leading edge technologies and end user applications to optimize product sales in accordance with market dynamics and customer demand patterns. We intend to apply this customer focused approach to develop strategic partnerships with key customers as we pursue vertical integration beyond the G1 Dallas platform in the United States.
Research & Development and Technology
On December 23, 2024, we signed an IP license agreement with Trina Solar Co., Ltd., a company incorporated in China (“TCZ”). This agreement allows us to:
1.Manufacture PV solar modules and solar cells at G1 Dallas or any other approved facility owned by our subsidiary, Trina Solar US Manufacturing Module 1, LLC (“TUM 1”), in the United States.
2.Use the licensed software necessary for operating our solar module manufacturing facility.
These licenses give us the right to make, distribute, and sell the solar products in the United States, operate the approved facilities, and receive services from TCZ or its affiliates as outlined in the commercial agreements with Trina. For the first two years, subject to certain limitations, TUM 1 and its approved subsidiaries will be the only manufacturers of TCZ solar modules in the United States.
Additionally, TCZ will handle patent-related tasks, including filing, prosecuting, and maintaining patents, and will cover the associated costs.
The IP license agreement initially lasts for five years, but we can choose to extend it for additional five-year periods.
Commercial Agreements
Module Operational Support Agreement
On December 23, 2024, we signed an agreement with Trina Solar (U.S.), Inc., a Delaware corporation (“TUS”), to support the operations of our solar module manufacturing facility (“Module Operational Support Agreement”).
Under the Module Operational Support Agreement, TUS will provide various services including advisory, technical support, manufacturing quality and risk management, smart manufacturing systems, equipment operation and maintenance, training, warehouse management and logistics. We will handle all other aspects of managing and operating the solar module manufacturing facility, including strategic planning, financial management, manufacturing, quality controls, maintenance, human resources, and managing contracts and vendors.
In return for their services, we will pay TUS an annual fee that is 5% of adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization) of TUM 1 or the combined adjusted EBITDA of TUM 1 and Trina Solar US Manufacturing Cell 1, LLC (“TUM 2)”, as applicable, for the relevant year. The calculation of adjusted EBITDA is calculated after deducting the general and administrative allocation (the “G&A allocation”) and all costs outlined in the commercial agreements with Trina. The G&A allocation will be $8 million until a final investment decision is made for the solar cell manufacturing facility owned by TUM 2, after which it will increase to $15 million. Additionally, we will reimburse TUS and its affiliates for any costs and expenses they incur while providing these services.
This agreement will remain in effect until the later of either the fifth anniversary of the effective date or the date when all obligations under the Credit Agreement (as defined below) are fully repaid or discharged.
Sales Agency and Aftermarket Services Agreement
On December 23, 2024, TUM 1 signed a sales agency and aftermarket services agreement with TUS pursuant to which TUS will handle the marketing and sales of solar energy modules made by or for TUM 1. These modules will be branded with trademarks licensed under a separate agreement between TCZ and TUM 1, effective from July 16, 2024.
Under this agreement, TCZ will provide product warranties for all the PV solar modules sold. TUS will also offer support services to customers in the U.S. who buy these modules. This includes managing a call center for customer complaints, handling returns and resolving warranty claims.
For the marketing and sales services, TUS will earn commissions based on the following:
1.For the first 1.5 GWs of production capacity: $0.02 per watt if the solar cells are sourced from outside the United States and $0.035 per watt if the solar cells are sourced from within the United States.
2.For any additional production capacity:
a.2% of the sales price;
b.An additional 50% of the sales price exceeding a target price (with a 20% margin); and

c.A bonus of 5% of the higher of: adjusted EBITDA as defined above of TUM or 60% of the combined adjusted EBITDA of TUM 1 and TUM 2.
3.For the warranty and aftermarket support services, TUS will receive 1% of the sales price.
The total amount we owe under this agreement under (1) parts (i) and (ii) above of the commission under the marketing and sales services in the sales agency and aftermarket services, (2) certain amounts due under the IP license agreement between TCZ and TUM 1 dated July 16, 2024, as amended by an amendment dated December 23, 2024 and (3) certain amounts due under an amended and restated trademark license agreement, dated December 23, 2024, between TUS and TUM1, will not exceed $200 million per year. This agreement will remain in effect until the later of either the fifth anniversary of the effective date or the date when all obligations under the Credit Agreement are fully repaid or discharged.
Suppliers
We are executing a plan to establish and integrate a U.S. solar equipment supply chain with product offerings. We expect that it will take years to fully develop a U.S. supply chain and manufacturing operation encompassing every step from raw materials procurement through final product sales to our utility scale, C&I and residential customers. In the interim, we are sourcing poly silicon, the key raw material in solar equipment production, from the United States, which we believe is a point of competitive differentiation. For more information relating to our suppliers, see the risk factor “Several of our key raw materials and components are either single-sourced or sourced from a limited number of suppliers, and their failure to perform could cause manufacturing delays and impair our ability to deliver PV solar modules to customers in the required quality and quantities and at a price that is profitable to us.”
Sustainable Development
We are committed to operating responsibly, sustainably and profitably. As a solar energy equipment manufacturer, our business and strategy are intrinsically linked to environmental stewardship; and our corporate philosophy is to collaborate with our partners, customers and suppliers to serve the communities in which we work.
We are committed to integrating best practices with several aspects of our business and strategy, including financial discipline, responsible environmental management, health and safety, human rights, technology implementation, supply chain management, and corporate governance standards.
Our mission, which is to build an integrated U.S. solar and energy storage leader, is intended to accelerate the ongoing global transition to cost competitive and sustainable energy. As we grow our manufacturing footprint in the United States, we will continue to explore and pursue options to ensure that our supply chain and operations are resilient and responsible.
The pillars of our sustainable development strategy are as follows:
•Product Technology - The high performance of our PV solar modules enable us to deliver a highly energy efficient and competitive solution to our customers, reducing overall system costs and energy usage. Additionally, our commercial partnerships give us access to advances in product technology through Trina’s robust global research and development program. By being on the leading-edge of PV technology, we expect to continue to enhance the sustainability of our operations and finished products, driving greater energy efficiency, lower emissions, and lower costs.
•Strong Corporate Governance - We are committed to instituting best-practice governance policies and procedures to support sustainable value creation. Honesty, integrity, fairness, and respect should be exhibited in all of our business dealings. We promote transparency and accountability in our business practices. To this end, we have implemented policies and procedures including an Anti-Bribery and Anti-Corruption Policy, a Code of Business Conduct and Ethics, and a Supplier Code of Conduct. We also have a Whistleblower Program to allow confidential reporting of violations of our policies.
•Human Rights/Health and Safety - We are committed to safeguarding human and labor rights, providing appropriate working conditions and workplace safety training, and protecting the health and safety of our employees. Our Human Rights Policy underscores our commitment to our workforce and extends to our contractors, suppliers, and partners. We work to ensure that our employees receive training to work in a safe and secure manner and provide the equipment necessary to conduct the work safely.
Employees and Human Capital
Our people are vital to our success as an organization and to our ability to implement our long-term goals and objectives. Our human capital goals include ensuring that we have the right talent, in the right place, and at the right time.
We have designed a compensation structure, including an array of benefit plans and programs, that we believe is attractive to prospective employees and supports the retention of existing employees. We also offer share-based compensation under our long-term incentive program to certain employees.

We have a diversified and experienced management team with relevant international experience. The team combines strategic partnership, solar, and battery expertise, execution track-record from large scale industry and renewable energy projects.
As of December 31, 2024, we had 328 employees, substantially all of which were full time.
Potential Manufacturing Site Updates
Georgia Land
We owned 368 acres of land in Coweta County, Georgia. We entered into a binding agreement to sell the land in January 2025 and the sale was completed in February 2025 with gross sales proceeds of $50.0 million, and net proceeds totaling $22.5 million following the repayment of previously received state and local grants.
European Assets
Under the terms of the Transaction Agreement, within six months of closing, we agreed to use reasonable efforts to dispose, divest, transfer or otherwise sell the assets and operations that constitute our European business.
Customer Qualification Plant (“CQP”) and 24M License and Technology
The 13,000 square meter CQP facility is located in Mo i Rana, Norway, and houses the equipment for the initial planned production line and a battery testing center. After the Transaction Agreement, we suspended operations of the CQP.
We previously held licenses with 24M Technologies (“24M”), which provided, among other things, rights to manufacture, assemble, test, operate and service SemiSolidTM battery cells and modules. As part of the termination of the 24M license, we agreed to (i) pay a service payment of $3.0 million to 24M and (ii) grant 24M an irrevocable redemption right to all our 24M preferred stock for $1.00. The redemption is expected to occur in the first half of 2025. We do not have any further cash obligations.
Giga Arctic
In June 2022, prior to the passage of the IRA, we formally sanctioned the construction of Giga Arctic, a 120,000 square meter gigafactory in Mo i Rana, Norway. In 2023, we substantially completed groundworks and certain foundation structures, erected, secured and weatherized the initial building which is 86,000 square meters, and then suspended work on the planned gigafactory.
Competitive Landscape
The U.S. solar market is subject to distinct supply-demand dynamics due to trade policies, including tariffs, duties, and tax credits that are intended to enhance the economic competitiveness of domestic suppliers such as T1. Against this policy backdrop, U.S. solar module and cell manufacturing capacity is expanding, driven by aspirations to capture production tax credits available under the IRA. Announced U.S. solar module capacity expansions could exceed projected installations by year-end 2025 according to some forecasts, while the U.S. solar cell market is still likely to rely upon imports to meet expected demand in 2025 and beyond. We intend to capitalize on this shortfall of domestic U.S. solar cell production with our planned solar cell manufacturing facility.
Our competitors in the U.S. solar manufacturing market include established and emerging solar equipment manufacturers, the largest of which are First Solar (FSLR), Canadian Solar (CSIQ), JinkoSolar (JKS), and Hanwha Qcells. Of these, only First Solar and Hanwha Qcells have established significant solar cell production capacity in the United States. We have selected G2 Austin as the site for our first U.S. solar cell manufacturing facility, which is the next step in our strategic plan to establish a vertically integrated U.S. solar supply chain.
Our commercial partnership in the United States with Trina Solar, which is one of the world’s largest solar equipment manufacturers, is expected to be a source of competitive strength. Trina Solar brings an established U.S. commercial presence with key customers, developed global supply chains, and advanced technology. The collaboration is supported by a comprehensive strategic plan to build upon the manufacturing platform at G1 Dallas by growing U.S. supply chains, including planned future U.S. solar cell and wafer production. In addition, our commitment to invest in U.S. manufacturing is expected enhance domestic solar technical know how and drive job creation for the communities in which we operate.
Government Regulation and Incentives
We are subject to government regulations and compliance with various laws and business practices in federal, state and local jurisdictions in the United States, as well as in multiple jurisdictions internationally. These laws and regulations include, but are not limited to, those related to general corporate regulations, health and safety, and industry-specific compliance.
We are also subject to certain workplace safety requirements, such as the Occupational Health and Safety Administration in the United States and the Norwegian health, safety and environment requirements in Norway. We will also be subject to health and safety regulations specifically applicable to our business, for instance in relation to the handling of high voltage electricity in production facilities, chemicals and materials handling, and explosion hazards.
Industry specific regulations, including those related to the manufacture, transportation, use, and ultimate disposition of PV solar modules are a changing area of compliance. Industry specific regulations may apply to our activities on a company-wide basis or in specific jurisdictions.
Many states have enacted legislation adopting Renewable Portfolio Standard (“RPS”) mechanisms. Under an RPS, regulated utilities and other load serving entities are required to procure a specified percentage of their total retail electricity sales to end-user customers from eligible renewable resources, such as solar energy generation facilities, by a specified date. RPS mechanisms and other legislation vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state’s RPS, the definition of eligible renewable energy resources, and the extent to which renewable energy credits qualify for RPS compliance.
We are committed to complying with all relevant laws and regulations for our business and operations.
Government Incentives
In the United States, support programs exist at both the federal and state levels and can take the form of investment and production tax credits, sales and property tax exemptions and abatements, and/or renewable energy targets. Certain of these incentives, including the advanced manufacturing production credit under Section 45X of the Internal Revenue Code (“IRC”), are available to manufacturers of PV solar modules, such as FREYR. Other incentives, including the production and investment tax credits under Sections 45, 45Y, 48 and 48E of the IRC, are available to certain end-users of FREYR’s products. Aspects of these and other incentives are discussed below:
•Advanced Manufacturing Production Credit. In August 2022, the IRA was signed into law, and is intended to accelerate the United States’ ongoing transition to clean energy. The IRA offers various tax credits, including the advanced manufacturing production credit, pursuant to Section 45X of the IRC, for PV solar modules and certain solar module components manufactured in the United States and sold to unrelated persons. Such credit, which may be refundable by the Internal Revenue Service (“IRS”) or transferable to a third party for cash, is available through 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell, and (iii) 7 cents multiplied by the capacity of a PV module. Such credit is expected to increase domestic manufacturing of PV solar modules and solar module components in the near term. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors – We expect certain financial benefits as a result of tax incentives provided by the IRA. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.”
•Investment and Production Tax Credits. Certain end-users of FREYR’s products may be eligible for the federal energy investment tax credit (“ITC”) under Sections 48 or 48E of the IRC, which provides an up-front tax credit for newly constructed clean energy projects that meet certain requirements and have commenced construction by a certain date. Similarly, certain end-users of FREYR’s products may be eligible for the renewable electricity production tax credit (“PTC”) under Sections 45 and 45Y of the IRC, which provides a tax credit for electricity generated by solar and other qualifying technologies for the first 10 years of a system’s operations. Both the ITC and PTC are available until a four-year phase down is triggered, which occurs no earlier than 2032. The IRA includes a tax credit adder, known as the domestic content bonus credit, for the use of “domestic content” for certain renewable energy projects that qualify for PTCs and ITCs.
•Renewable Portfolio Standards. Many states have enacted legislation adopting Renewable Portfolio Standard (“RPS”) mechanisms. Under an RPS, regulated utilities and other load serving entities are required to procure a specified percentage of their total retail electricity sales to end-user customers from eligible renewable resources, such as solar energy generation facilities, by a specified date. RPS mechanisms and other legislation vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state’s RPS, the definition of eligible renewable energy resources, and the extent to which renewable energy credits qualify for RPS compliance.
•Domestic Content Bonus Credit. The IRA includes a 10% tax credit adder, known as the domestic content bonus credit, for the use of “domestic content” for certain renewable energy projects that qualify for PTCs and ITCs. To satisfy the domestic content bonus criteria, taxpayers must construct a project with 100% U.S. content steel and iron (the steel or iron requirement) and incorporate the appropriate “adjusted percentage” of domestically manufactured products (the manufactured products requirement). The adjusted percentage for projects that begin construction in 2024 is 40% (20% for offshore wind), which increases to 55% for projects that begin construction after 2026 (after 2027 for offshore wind). The applicable percentage applies to the percentage of the energy project’s direct cost of manufactured products that are manufactured in the United States.
The credits under Sections 45X, 48, 48E, 45 and 45Y of the IRC, as well as the domestic content adder, are generally available under current law. However, various proposed and contemplated environmental and tax policies may create regulatory uncertainty in the renewable energy sector, including the solar energy sector, and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change. For more information about the risks associated with these potential government actions, see Item 1A. “Risk Factors – The reduction, elimination, or expiration of government subsidies and economic incentives, tax incentives could reduce demand for PV solar modules and harm our business.”
Corporate Information
On January 29, 2021, FREYR AS, a private limited liability company organized under the laws of Norway (“FREYR Legacy”) and Alussa Energy Acquisition Corp., a Cayman Islands exempted company (“Alussa”), among others, entered into the Business Combination Agreement to effect a merger between the companies (the “Alussa Business Combination”). FREYR Battery, a Luxembourg public limited liability company (“société anonyme”) (“FREYR Lux”) was formed on January 20, 2021, to complete the Alussa Business Combination and to serve as the successor entity to FREYR Legacy, the predecessor entity. On July 9, 2021, FREYR Lux completed the Alussa Business Combination and FREYR Legacy and Alussa became wholly owned subsidiaries of FREYR Lux. In 2023, FREYR Lux completed a redomiciliation plan and FREYR Battery, Inc. (“FREYR”) became the successor issuer to FREYR Lux. In February 2025, we changed our corporate name from FREYR Battery, Inc. to T1 Energy Inc.
Our common stock and warrants are currently listed on the New York Stock Exchange (“NYSE”) under the symbols “TE” and “TE WS”, respectively. Our principal executive offices are located at 1211 E 4th St., Austin, Texas 78702, and our telephone number is (409) 599-5706.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on the investor section of our Company website at https://www.T1energy.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained on our website is not incorporated into, and does not form a part of this Annual Report on Form 10-K or any other report or documents we file with or furnish to the SEC.
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
•Our ability to successfully integrate the businesses and operations of us and Trina;
•Our ability to construct and equip manufacturing facilities in a timely and cost-effective manner;
•The concentration of our operations in Texas;
•Our dependence on a limited number of suppliers;
•Interruption of the flow of components and materials from international vendors;
•The costs of raw materials, components, equipment, and machinery;
•Our ability to target and retain customers and suppliers;
•Damage, failure, or interruption of our information technology systems, including due to cyber-based attacks and breaches;
•The approval of certain aspects of the Trina Business Combination by CFIUS (as defined below);
•General economic and geopolitical conditions;
•Our ability to attract and retain key employees and qualified personnel;
•Our ability to protect our intellectual property;
•The outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims;
•Changes in applicable laws or regulations, including environmental and export control laws;
•Our ability to comply with legal and environmental regulations;

•Competition in solar markets globally and across the solar value chain;
•The availability of tax incentives provided by the IRA;
•Commercial or contractual disputes, warranty claims, and other legal proceedings;
•The substantial regulation to which we are subject;
•Our ability to compete in international markets in light of export and import controls;
•The safety and environmental risks inherent to our worksites;
•The impact of international trade policies, including tariffs, on our products and our competitive position;
•Our indebtedness and our ability to service our debt;
•The capital-intensive nature of our business and our ability to raise additional capital on attractive terms;
•Our ability to incur substantially more debt;
•Our capital, organizational, and ownership structure; and
•Whether and when we might pay dividends.
Risks Relating to Operations, Development and Commercialization
The failure to integrate successfully the businesses and operations of us and Trina in the expected time frame may adversely affect our future results.
Prior to the completion of the Trina Business Combination, we operated independently from Trina. There can be no assurances that our respective businesses can be integrated successfully. It is possible that the integration process could result in the loss of our key employees or key Trina employees; the loss of customers; the disruption of either company’s or both companies’ ongoing businesses; inconsistencies in standards, controls, procedures and policies; unexpected integration issues; higher than expected integration costs; and an overall post-completion integration process that takes longer than originally anticipated. In addition, due to the integration process, customers may be slow to award new business to us or may not award new business to us at all. Specifically, the following issues, among others, must be addressed in integrating the operations of the Company and Trina in order to realize the anticipated benefits of the acquisition so we perform as expected:
•combining the companies’ operations and corporate functions;
•combining the Trina businesses with our business and meeting our capital requirements in a manner that permits us to achieve the synergies and other benefits we anticipate from the acquisition;
•successfully obtaining all necessary visas, work permits and other employment-related documentation for foreign nationals employed by Trina who will provide services to G1 Dallas;
•integrating the companies’ personnel, technologies, systems and processes;
•integrating and unifying the offerings and services available to customers;
•identifying and eliminating redundant and underperforming functions and assets;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing agreements with customers, distributors, providers and vendors, and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies’ administrative and information technology infrastructure;
•coordinating distribution and sales and marketing efforts;
•coordinating geographically dispersed organizations; and
•effecting actions that may be required in connection with obtaining regulatory approvals.
In addition, at times the attention of certain members of either company’s or both companies’ management teams and resources may be focused on completion of the acquisition and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business. Furthermore, integrating certain members of management team of Trina into our management team could require the reconciliation of differing priorities and philosophies. As a result of the integration of the acquisition, significant demands will be placed on the managerial, financial and other personnel and systems of the Company and Trina. We and Trina cannot assure you that our systems, procedures and controls will be adequate to support the transition and integration of operations following and resulting from the acquisition.
Our success depends in part on the ability to construct and equip manufacturing facilities in a timely and cost-effective manner.
Our ability to plan, construct and equip manufacturing facilities, including G2 Austin, is subject to significant risks and uncertainties. The construction of manufacturing facilities is subject to the risks and uncertainties inherent in any construction project particularly in the development and construction of new facilities, including risks of delays and cost overruns, which we have experienced in the past. Additionally, manufacturing equipment may take longer and cost more to engineer, build, and install than expected, and may not operate as required to meet our production plans.
The development phase of the manufacturing facilities includes obtaining several consents, commercial agreements, permits, and licenses from relevant authorities and stakeholders to secure rights for construction and operation activities, and of which could be delayed or denied, negatively impacting construction timeframes and cost estimates. We also depend on third-party relationships in the development and construction of production equipment, which may subject us to the risk that such third parties do not fulfill their obligations.
If we are unable to build our manufacturing facilities, we will be unable to operate our business as expected. If the demand for our production output is not as expected, our constructed manufacturing facilities may have capacity significantly in excess of the demand for our products, resulting in a higher cost per unit.
Additionally, because our industry is capital intensive and we have significant fixed and semi-fixed costs, our profitability is sensitive to material changes in volume. The property, plant and equipment needed to manufacture products for our customers and provide our processes and solutions can be very expensive. We must spend a substantial amount of capital to purchase and maintain such property, plant and equipment. Although we believe our current cash balance, along with our projected internal cash flows and available financing sources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash or secure financing to purchase and maintain the property, plant and equipment necessary to operate our business, we may be required to reduce or delay planned capital expenditures or to incur additional indebtedness.
The inability to construct and equip our manufacturing facilities in a timely or cost-effective manner or any significant excess of production capacity over product demand, including the impact of factors both within and outside of our control, could have a material adverse effect on our business, financial condition, operating results, and cash flows.
Our planned manufacturing plants, facilities, systems, and infrastructure are subject to risks that could result in these facilities not becoming operable on schedule, or at all, or becoming damaged or destroyed, resulting in disruptions to production.
G1 Dallas is under a lease. The construction of the plant, or other plants or facilities constructed in the future, and its related systems and infrastructure may be halted, damaged, or rendered uninhabitable or inoperable, by natural or man-made disasters, including earthquakes, fire, flood, hurricanes, power outages, telecommunications failures, break-ins, political conflicts, war, riots, terrorist attacks, and health epidemics or pandemics. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures, or internet failures, which could adversely affect our ability to manufacture PV solar modules and could cause the loss or corruption of data or malfunctions of software or hardware.
The plant and equipment we will use to manufacture the PV solar modules would be costly to repair, replace, or qualify for use, all of which could require substantial lead time.
The inability to produce PV solar modules or the backlog that could develop if a manufacturing plant or facility is inoperable for any length of time may result in the loss of customers or harm our reputation.
Any delays in the construction or equipping of a manufacturing plant or any damage or destruction to a plant could have a material adverse effect on our business, financial condition, operating results, and cash flows.
We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.
We have incurred significant net losses since inception. Our net losses were approximately $450.6 million and $73.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $725.2 million. We may continue to incur significant losses in the future for a number of reasons, including post-Business Combination integration costs, unforeseen expenses, delays and other unknown events.
We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake to integrate the acquired Trina assets, incur expenses associated with maintaining compliance as a public company and increase production, marketing and sales efforts to increase our customer base. These increased expenditures may make it more difficult to achieve and maintain profitability, despite revenue-generating activity following the Trina Business Combination. In addition, our efforts to develop our solar business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are required to reduce our expenses, our solar business strategy could be materially affected. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.
Our business is concentrated in certain markets including Texas, putting us at risk of region-specific disruptions.
As of December 31, 2024, a substantial portion of our manufacturing facilities and installations were in Texas and we expect much of our near-term future growth to occur in Texas, further concentrating our operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated. We may not have adequate insurance, including business interruption insurance, to compensate for losses that may occur from any such significant events. A significant natural disaster in Texas could have a material adverse impact on our business, results of operations and financial condition. To the extent that any of these disruptions results in delays or cancellations of installations or the deployment of solar service offerings, our business, results of operations and financial condition would be adversely affected.
Our growth strategy depends on the widespread adoption of solar power technology.
The distributed solar energy market is at a relatively early stage of development in comparison to fossil fuel-based electricity generation. If additional demand for distributed solar energy systems fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to originate additional solar service agreements and related solar energy systems and energy storage systems to grow our business. In addition, demand for solar energy systems and energy storage systems in our targeted markets may not develop to the extent we anticipate. As a result, we may be unsuccessful in broadening our customer base through origination of solar service agreements and related solar energy systems and energy storage systems within our current markets or in new markets we may enter.
Many factors may affect the demand for solar energy systems, including, but not limited to, the following:
•the availability, substance and magnitude of solar support programs including government targets, subsidies, incentives and renewable portfolio standards;
•the relative pricing of other conventional and non-renewable energy sources, such as natural gas, coal, oil and other fossil fuels, wind, utility-scale solar, nuclear, geothermal and biomass;
•performance, reliability and availability of energy generated by solar energy systems compared to conventional and other non-solar renewable energy sources;
•availability and performance of energy storage technology, the ability to implement such technology for use in conjunction with solar energy systems and the cost competitiveness such technology provides to customers as compared to costs for those customers reliant on the conventional electrical grid; and
•general economic conditions and the level of interest rates.
The solar energy industry is constantly evolving, which makes it difficult to evaluate our prospects. We cannot be certain if historical growth rates reflect future opportunities or our anticipated growth will be realized. The failure of distributed solar energy to achieve, or it being significantly delayed in achieving, widespread adoption could have a material adverse effect on our business, financial condition and results of operations.
Several of our key raw materials and components are either single-sourced or sourced from a limited number of suppliers, and their failure to perform could cause manufacturing delays and impair our ability to deliver PV solar modules to customers in the required quality and quantities and at a price that is profitable to us.
We have a limited number of suppliers for our products and manufacturing facilities. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. As a result, the failure of our current suppliers or any of our future suppliers to perform or any disruption to their respective supply chain operations could interfere with our supply chain and adversely impact our operations. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. A constraint on our production may result in our inability to meet our capacity plans and/or our obligations under our customer contracts, which would have an adverse impact on our business. Additionally, reductions in our production volume may put pressure on suppliers, resulting in increased material and component costs. If we are not able to obtain the raw materials required for us to manufacture solar modules, our business, financial condition, operating results and cash flows could be materially and adversely affected.
The interruption of the flow of components and materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.
We purchase our components through arrangements with various suppliers located across the globe. We depend on our suppliers to source materials and manufacture critical components for our products. Our reliance on these suppliers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules and costs which could disrupt our ability to procure these components in a timely and cost-efficient manner. The suppliers rely on other suppliers to provide them with raw materials and sub-components that are critical to manufacturing the components of our tracker products. Any shortages of components and materials would affect our ability to timely deliver our products to our customers consistent with our contractual obligations, which may result in liquidated damages or contractual disputes with our customers, harm our reputation and lead to a decrease in demand for our products.
Our ability to deliver our products in a cost-efficient manner could be adversely impacted by other factors not within our control, including, but not limited to, shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service, increases in the cost of fuel, sanctions and labor availability and cost.
In addition, the IRA provides incremental tax credits for U.S. solar projects satisfying certain domestic content requirements. While the impact of these requirements on us will remain unclear pending the release of implementing regulations, if we are unable to provide our products in a manner that satisfies applicable domestic content requirements and our competitors are able to do so, we might experience a decline in sales for U.S. projects. In addition, compliance with these requirements may increase our production costs. In light of the foregoing, our U.S. sales, profitability and results of operations in the United States may be adversely affected by the applicable domestic content requirements which must be satisfied in order for solar projects to be eligible for these incremental credits.
Other events that could also cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs and other charges or quotas on imports and exports, or other trade law provisions or regulations including those proposed by the new presidential administration, such as anti-dumping and countervailing duties, and our ability to pass along such charges to our customers;
•foreign currency fluctuations;
•inflationary pressure and its impact on labor, commodities and fuel prices;
•natural disasters, severe weather, political instability, war, such as the Russia-Ukraine conflict or geopolitical conflicts in the Middle East, terrorist attacks, social unrest and economic instability in the regions in which our suppliers are located, or through which our components and materials travel;
•shipping and transport disruptions;
•public health issues and epidemic diseases, and their effects (including measures taken by governmental authorities in response to their effects);
•theft or other loss;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of vendors; and
•significant labor disputes, strikes, work stoppages or boycotts.
Any significant disruption to our ability to procure our products, and our suppliers’ ability to procure materials to manufacture our products and components for our products could increase the cost or reduce or delay the supply of components and materials available to us and adversely affect our business, financial condition, results of operations and profitability. Further, if any of our suppliers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes and at high-quality levels or renew existing terms under supply agreements, we would need to identify, qualify and select acceptable alternative suppliers. An alternative supplier may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing by our suppliers would require us to reduce our supply of products to our customers or increase our shipping costs to make up for such delays, which in turn could reduce our revenues and margins, harm our relationships with our customers, damage our reputation with other stakeholders involved with solar projects and cause us to forego potential revenue opportunities.
We may be unable to adequately control the costs or adjust to substantial increases in the prices for raw materials, components, equipment, and machinery.
We are exposed to multiple risks relating to the availability and pricing of raw materials and components. We have incurred and expect to continue to incur, significant costs related to procuring components and materials required to manufacture and assemble our PV modules. We expect to use various expensive and difficult-to-source materials in our manufacturing. We may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us. Inflation, increases in building material costs, changing exchange rates, and other factors have impacted our expenses in the past. In the future, currency fluctuations, trade barriers, tariffs, shortages and other general economic or political conditions may limit our ability to obtain key components for our PV solar modules or significantly increase freight charges, raw material costs and other expenses associated with our business. Additionally, our business model, brand, and reputation depend in part on the ability to find ethically sourced materials, which could further increase prices.
Manufacturing of PV solar modules is a capital-intensive process that requires a significant investment in buildings, equipment, and components of the manufacturing process. Investment in high-tech equipment could allow us to be more flexible in responding to customer needs and specifications and could allow for more efficient manufacturing operations, however, such equipment can be expensive to purchase, install, and maintain. The cost of purchasing or constructing manufacturing operations is subject to a number of risks and uncertainties both within and beyond our ability to control. These risks include, but are not limited to, inflationary pressures on costs, increased commodity pricing for building materials such as steel, and increased global logistics costs.
Substantial increases in the prices for our raw materials or components could materially and adversely affect our business, financial condition, operating results, and cash flows.
A drop in the price of electricity sold may harm our business, financial condition, results of operations and prospects.
Decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact the owners of the solar energy projects or make the purchase of solar energy systems less economically attractive and would likely lower future sales of our products. The price of electricity could decrease as a result of:
•construction of a significant number of new, lower-cost power generation plants, including plants utilizing natural gas, renewable energy or other generation technologies;
•relief of transmission constraints that enable distant, lower-cost generation to transmit energy less expensively or in greater quantities;
•reductions in the price of natural gas or other fuels;
•utility rate adjustment and customer class cost reallocation;
•decreased electricity demand, including from energy conservation technologies and public initiatives to reduce electricity consumption;
•development of smart-grid technologies that lower the peak energy requirements;
•development of new or lower-cost customer-sited energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and
•development of new energy generation technologies that provide less expensive energy.
If the cost of electricity generated by solar energy installations incorporating our systems is high relative to the cost of electricity from other sources, then our business, financial condition and results of operations may be harmed.
Our expected use of joint ventures and other collaborative arrangements subjects us to various risks and uncertainties.
We have in the past entered into, and anticipate in the future entering into, joint ventures or other collaboration arrangements with various partners with expertise in raw material supply, component manufacturing and other synergistic proficiencies. However, there can be no assurance that we will be able to consummate such joint ventures or other arrangements or that such arrangements will provide the expected benefits to us. Joint venture arrangements have in the past and may in the future require us, among other things, to pay certain costs, make certain capital investments, or seek the joint venture partner’s consent to take certain actions. In addition, if a joint venture partner is unable or unwilling to meet its economic or other obligations under the joint venture arrangements, we may be required to either fulfill those obligations alone or dissolve and liquidate the joint venture. As a result, such joint ventures and collaborative arrangements could have a material adverse effect on our business, financial condition, operating results, and cash flows.
The loss of any of our customers, or the inability of our customers and counterparties to perform under their contracts with us, could significantly reduce our net sales and negatively impact our results of operations.
The loss of any of our large customers, their inability to perform under their contracts, or their default in payment could significantly reduce our net sales and/or adversely impact our operating results. While our contracts with customers typically have certain firm purchase commitments and may include provisions for the payment of amounts to us in certain events of contract termination, these contracts may be subject to amendments made by us or requested by our customers. These amendments may reduce the volume of PV solar modules to be sold under the contract, adjust delivery schedules, or otherwise decrease the expected revenue under these contracts. We may be unable, in whole or in part, to reallocate modules to other customers on similar terms or at all, which could have a material adverse effect on our business, financial condition, operating results, and cash flows. We may also require some form of payment security from our customers, such as cash deposits, parent guarantees, bank guarantees, surety bonds, or commercial letters of credit, however, in the event the providers of such payment security fail to perform their obligations, our operating results could be adversely impacted.

Our corporate structure and our subsidiaries are incorporated in several jurisdictions which are subject to tax risk from local tax laws and regulations.
Our business plan includes operations in various international markets, including the United States, Norway, and Europe. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions, time zones, currencies, and legal systems, which consumes significant management resources. International sales and operations entail a variety of risks, including challenges in:
•staffing and managing foreign operations;
•complying with local laws, regulatory requirements, and business practices;
•protecting or procuring intellectual property rights;
•addressing political and economic instability;
•obtaining export licenses and managing tariffs and other trade barriers; and
•addressing currency needs and exchange rate fluctuations.
Any of the above challenges could favor local companies or could result in delivery delays, significant taxes, or other burdens. If we fail to coordinate and manage these activities effectively, our business, financial condition, revenues, operating results, and cash flows could be adversely affected.
In addition, our corporate structure and our subsidiaries with entities in several jurisdictions such as the United States, Norway, Luxembourg, Finland, and the Cayman Islands, are subject to tax risk in addition to the challenges described in the risk factor “Doing business internationally creates operational, financial, and tax risks.” The expected tax treatment of us and our subsidiaries relies on current tax laws and regulations, as well as certain tax treaties between several jurisdictions. As such, unexpected changes, interpretation, application, or enforcement practices of the legislative or regulatory requirements of such tax laws, including but not limited to, changes in the treatment of sales and net income (losses) earned in various jurisdictions, transfer pricing between related parties, tax treaty protections and provisions, value added taxes, recognition of tax law principles, and other changes in corporate tax law, could have a material adverse effect on our business, financial condition, revenues, operating results, and cash flows.
Our business relies on information technology and any failure, inadequacy, interruption, or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
Organized crime, government-backed threat actors, and hackers may be able to penetrate our network or systems, misappropriate or compromise our confidential information or that of third parties, create system disruptions, corrupt data, or cause shutdowns. Using different tools and methodologies the threat actors may be able to deploy malware that attacks our systems or our suppliers’ systems, or otherwise exploits any security vulnerabilities of our facilities and equipment. Such vulnerabilities in our systems can also occur due to a lack of robustness, quality, integrity, and holistic architecture in the digital systems as a whole. While we employ a number of technical, organizational, and physical protective measures, these measures may in the future fail to prevent or detect all attacks on or weaknesses in our systems.
In addition, our hardware and software, including third-party components and software, may contain defects in design or manufacture, including “bugs”, security vulnerabilities, and other problems that could unexpectedly interfere with our security or operations. The costs to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malware, and security vulnerabilities could be significant and, if our efforts to address these problems are not successful, could result in interruptions, delays, cessation of service, and loss of existing or potential customers that may impede our manufacturing, sales, distribution, or other critical functions.
We manage and store various proprietary, sensitive, and confidential information and data relating to our business as well as from our suppliers and customers. Breaches of this information and data by us or any third party due to insufficient security measures, accidental loss, inadvertent disclosure, or unapproved dissemination, including incidents as a result of fraud, trickery, or other forms of deception, could expose us or our customers or suppliers to a risk of loss or misuse of this information.
Any claim that our facilities, equipment, products, or systems are subject to cybersecurity risk or data breaches, whether legitimate or not, could have a material adverse effect on our business, financial condition, revenues, operating results, and cash flows.
To the extent we experience cybersecurity incidents in the future, our relationships with our customers and suppliers may be materially impacted, our brand and reputation may be harmed and we could incur substantial costs in responding to and remediating the incidents and in resolving any investigations or disputes that may result, any of which could have a material adverse effect on our business, financial condition, revenues, operating results, and cash flows. In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.

Cybersecurity incidents or information or security breaches, or those of third parties with which we do business, could have a material adverse effect on our business, financial condition, and results of operations.
We may face significant challenges with respect to information security as well as maintaining the security and integrity of our systems, other systems used in our business, and the data stored on or processed by these systems. Our information and data can include our or third-party confidential information, personal information, and other information and data. Because our business relies on confidential data from third parties, any compromise of that data, or the perception that any such compromise has occurred, could materially affect our business and reputation. Advances in technology, an increased level of sophistication and expertise of hackers, new discoveries in the field of cryptography, or other factors can result in a compromise or breach of the systems and security measures used in our business to protect information and data.
Our ability to conduct our business and operations depends on the continued operation of information technology and communications systems, including systems that may be acquired or developed in the future. Systems used in our business, including data centers and other information technology systems, are vulnerable to damage or interruption. Such systems could be subject to break-ins, sabotage, and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including both intentional and inadvertent acts or omissions by employees, service providers, or others. We utilize outsourced service providers and consultants and these companies face similar security and system disruption risks as us. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to data centers or other systems used in our business could result in lengthy interruptions in its service.
Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others who are engaged in online criminal activities or who seek to obtain unauthorized access to or disrupt systems and data, are increasingly sophisticated and constantly evolving. Any failure or perceived failure by us or our service providers to prevent information security breaches, security incidents, system disruptions, or any compromise of security, that results in or is perceived or reported to result in unauthorized access to, loss, theft, alteration, release, or transfer of information or data of our or third parties could harm our reputation. Such actual or perceived events could also expose us to legal claims, regulatory investigations and proceedings, fines, penalties, and other liabilities and could divert the efforts of our technical and management personnel, require us to incur significant costs to investigate or remediate, by putting in place additional tools and devices designed to prevent such incidents in the future.
Certain post-closing actions related to the Trina Business Combination may be delayed or ultimately prohibited since such acquisition may be subject to regulatory review and approval, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”).
Certain investments that involve the acquisition of, or investment in, a “U.S. business” by a non-U.S. individual or entity (a “foreign person”) may be subject to review and approval by CFIUS. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest, and the nature of any information or governance rights involved.
For example, transactions that result in “control” of a U.S. business by a foreign person are subject to CFIUS jurisdiction. CFIUS also has jurisdiction to review non-“control” transactions that afford a foreign person certain information, governance, and/or access rights in a U.S. business that has a qualifying nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” as those terms are defined in the CFIUS regulations. Foreign investments in U.S. businesses that deal in “critical technology” or that involve certain foreign government interests may be subject to mandatory pre-closing CFIUS filing requirements. Failure to make a CFIUS filing where one is required may subject the transacting parties to significant civil fine. The parties believe that we are not a “foreign person” as defined in 31 C.F.R. § 800.224, that Trina does not operate a TID U.S. business, as that term is defined in 31 C.F.R. § 800.248, and that CFIUS filing is neither required nor warranted. Nevertheless, CFIUS may take a different view, and determine that it has jurisdiction over the acquisition.
CFIUS may decide to investigate, delay, or block the acquisition, or impose conditions with respect to it, which may delay or prevent the parties from consummating certain post-closing actions related to the Trina Business Combination, including the consummation of the PIPE transaction and Convertible Note. Because we have only a limited time to complete such actions, our failure to obtain any approvals within the requisite time period may require us to restructure the transaction. In such event, our stockholders will miss the opportunity to benefit from the acquisition and the potential appreciation in value of such investment.
In addition, under the terms of the Transaction Agreement, within six months of closing, we are required to use reasonable efforts to dispose, divest, transfer or otherwise sell the assets and operations that constitute our European business. Our management team may devote a significant amount of time and we may incur significant costs in evaluating and completing any such disposition, which could negatively impact our operations.

Any financial or economic crisis, or perceived threat of such a crisis, could affect our business.
In recent years, the global economies suffered dramatic downturns as a result of worldwide pandemics and public health crises, a deterioration in credit markets and the related financial crisis, political conflicts and unrest, such as the regional violence in Ukraine and the Middle East, as well as a variety of other factors. This has resulted in, among other impacts, inflationary pressures, increased energy prices, volatility in security prices, diminished liquidity and credit availability, and rating downgrades and declining values of certain investments. The U.S. and certain other governments have taken actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. The return of adverse economic conditions may negatively impact the demand for our PV solar modules and may negatively impact our ability to raise capital, on acceptable terms or at all.
If we are unable to attract and retain key employees and qualified personnel and add significant staff, it could negatively impact our ability to operate our business and achieve our growth plans.
Our success depends on our ability to attract and retain key personnel, including our executive officers, as well as qualified sales, marketing, manufacturing, plant operations, and support personnel. To build and staff our manufacturing facilities, we will need to hire, train, and retain a considerable number of qualified and experienced operators and managers. The successful integration of these operators and their families in Wilmer, Texas or in future locations will involve several challenges, including securing work permits for international employees. The failure to add and retain sufficient staffing for our plants and operations could have a material adverse effect on our business, financial condition, operating results, and cash flows.
Our business could be adversely affected by a failure to obtain visas or work permits or to properly verify the employment eligibility of certain Trina employees who will provide services to G1 Dallas.
We anticipate that certain Trina employees who are foreign nationals will provide services to G1 Dallas. Some of such employees’ ability to work in the United States depends on obtaining and maintaining necessary visas and work permits. Trina or we may be unable to obtain visas or work permits to bring necessary employees to the United States for any number of reasons including, among others, more stringent limits or requirements set by the new presidential administration’s U.S. Department of Homeland Security or the U.S. Department of State. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of the Trina employees are found to be unauthorized, we could experience adverse publicity that may negatively impact our reputation and may make it more difficult to hire and keep qualified employees. Termination of a significant number of unauthorized workers may disrupt our operations, cause temporary increases in our labor costs as we source and train new workers and result in adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or operating results.
Risks Relating to Our Intellectual Property
Failure to protect and enforce Trina’s material hardware and software and intellectual property rights could substantially harm our business.
The success of our business depends, in part, on our ability to protect and enforce our proprietary technology and intellectual property rights. Trina has relied on material hardware and software for various functions, including its manufacturing executing system, its warehouse management system and its quality management system. Despite Trina’s efforts to protect its proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions that Trina enters into with employees, consultants, partners, vendors and customers may not be sufficient to prevent unauthorized use or disclosure of its proprietary technology or trade secrets and may not provide an adequate remedy in the event of unauthorized use or disclosure of its proprietary technology or trade secrets. Furthermore, following the Business Combination, Trina expects that it will need to provide additional support for us to successfully operate such hardware and software. If Trina encounters difficulties or interruptions in providing adequate services, then our operations and functionality may be disrupted, which could harm our business and operating results.
Monitoring and protecting against unauthorized use of Trina’s technologies, software and intellectual property is difficult, expensive and time-consuming. Trina may be unable to detect or determine the extent of any unauthorized use or infringement of its software, technologies or intellectual property rights.
From time to time, Trina may need to engage in litigation or other administrative proceedings to protect its intellectual property rights. Such litigation could result in substantial costs and diversion of resources and could negatively affect its business and revenue. If Trina is unable to protect and enforce its intellectual property rights, our business, which partially comprises of the acquired assets operated by Trina’s material hardware and software and intellectual property, may also be adversely affected.
If we are unable to protect our intellectual property rights, including our licensing rights to third-party intellectual property, our business and competitive position would be harmed.
We seek to establish and protect intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through nondisclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property. Monitoring unauthorized use of our intellectual property will be difficult and costly, and the steps we have taken, and will take in the future, to prevent misappropriation may not be sufficient. Any of our enforcement efforts, including litigation, could be time-consuming and expensive and could divert management’s attention. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property. Failure to adequately protect such intellectual property could result in competitors offering similar products, potentially resulting in the loss of our competitive advantage, which could have a material adverse effect on our business, financial condition, revenues, operating results, and cash flows.
We have not established or protected, and may not be able to establish, adequately protect, or prevent unauthorized use of any material intellectual property developed or owned by us. Patent, copyright, trademark, and trade secrecy laws vary significantly throughout the world. A number of countries do not protect intellectual property rights to the same extent as the laws of the U.S. or Europe. Failure to establish, adequately protect, or prevent unauthorized use of our intellectual property rights could result in our competitors using the intellectual property to offer similar products, potentially resulting in the loss of our competitive advantage, which could have a material adverse effect on our business, financial condition, revenues, operating results, and cash flows.
For us to establish or adequately protect our intellectual property and prevent or stop infringement, we may have to file infringement claims. Such claims can be time-consuming and costly to assert and there can be no assurance that any such claims will be successful. Policing unauthorized use of intellectual property is difficult and costly, and we may not successfully prevent the misappropriation of our proprietary rights. Unauthorized use of intellectual property may damage our reputation, decrease the value of such property, and reduce our market share.
Loss of key personnel may also create a risk that such personnel may exploit knowledge, information, and know-how to the detriment of us, and/or that we may face difficulties in operating our technology or business methods as a result of the loss of such personnel. We cannot be assured that our know-how and trade secrets will provide us with any competitive advantage, as the know-how and trade secrets may become known to, or be independently developed by, others including our competitors, regardless of measures we may take to try to preserve confidentiality. We cannot give assurance that our measures for preserving our trade secrets and confidential information are sufficient to prevent others from obtaining such information.
We may need to defend against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.
Companies, organizations, or individuals, including our current and future competitors, may hold or obtain patents, trademarks, or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, develop, or sell our products, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks, inquiring whether we are infringing their proprietary rights and/or seeking court declarations that they do not infringe upon our owned and/or licensed intellectual property rights. In addition, if we or our suppliers are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:
•cease selling, incorporating, or using products that incorporate the challenged intellectual property;
•pay substantial damages;
•obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all;
•redesign our PV modules; or
•change technology providers.
In the event of a successful claim of infringement against us and our failure or inability to obtain a license for the infringed technology, our business, financial condition, revenues, operating results, and cash flows could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and the diversion of resources and management’s attention.
Risks Relating to Industry and Market Trends and Developments
Competition in solar markets globally and across the solar value chain is intense and could remain that way for an extended period of time. The solar industry may experience periods of structural imbalance between global PV module supply and demand that result in periods of pricing volatility, which could have a material adverse effect on our business, financial condition, and results of operations.
Competition in solar markets globally and across the solar value chain is intense and could remain that way for an extended period of time. The solar industry may experience periods of structural imbalance between global PV module supply and demand that result in periods of pricing volatility, which could have a material adverse effect on our business, financial condition, and results of operations.
We believe that our primary competitors are other solar equipment manufacturers that supply technology solutions to utility-scale project developers, C&I end users, and residential customers. We compete with these other entities on the efficiency of our technology, the reliability of our operations, the quality assurance of our products, the domestic content we can offer, and to a lesser extent, on price. If we cannot offer compelling value to our customers based on these factors, then our business will not grow.
In the aggregate, we believe manufacturers of solar cells and PV solar modules have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand, and that excess capacity will continue to put pressure on pricing. Although module average selling prices in many global markets have generally declined for several years, near-term module pricing in the U.S., our primary market, remains strong primarily due to the rising demand for domestically manufactured PV solar modules as a result of the IRA. There may be additional pressure on global demand and average selling prices in the future resulting from fluctuating demand in certain major solar markets, such as China. If our competitors reduce module pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if global demand for PV solar modules decreases relative to installed production capacity, our business, financial condition, and results of operations could be adversely affected.
We face intense competition from manufacturers of crystalline silicon solar modules; if global supply exceeds global demand, it could lead to a further reduction in the average selling price for PV solar modules, which could reduce our net sales and adversely affect our results of operations.
The solar and renewable energy industries are highly competitive and are continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. Within the global PV solar industry, we face intense competition from crystalline silicon module manufacturers. Existing or future module manufacturers might be acquired by larger companies with significant capital resources, thereby further intensifying competition with us. In addition, the introduction of a low-cost disruptive technology could adversely affect our ability to compete, which could reduce our net sales and adversely affect our results of operations. We expect to compete with future entrants into the PV solar industry and existing market participants that offer new or differentiated technological solutions. Even if demand for PV solar modules continues to grow, the rapid manufacturing capacity expansion undertaken by many module manufacturers in China and certain parts of Southeast Asia, cells, and modules, has created and may continue to cause periods of structural imbalances between supply and demand. The solar industry may experience periods of structural imbalance between global PV module supply and demand that result in periods of pricing volatility, which could have a material adverse effect on our business, financial condition, and results of operations.” In addition, we believe any significant decrease in the cost of silicon feedstock or polysilicon would reduce the manufacturing cost of crystalline silicon modules and lead to further pricing pressure for PV solar modules and potentially an oversupply of solar modules. Our competitors could decide to reduce their sales prices in response to competition, even below their manufacturing costs, in order to generate sales, and may do so for a sustained period. Certain competitors, including many in China, may have direct or indirect access to sovereign capital or other forms of state support, which could enable such competitors to operate at minimal or negative operating margins for sustained periods of time. As a result, we may be unable to sell our PV solar modules at attractive prices, or for a profit, during any period of excess supply of solar modules, which would reduce our net sales and adversely affect our results of operations. Additionally, we may decide to lower our average selling prices to customers in certain markets in response to competition, which could also reduce our net sales and adversely affect our results of operations.
Risks Relating to Financing, Accounting, and Taxes
We expect certain financial benefits as a result of tax incentives provided by the IRA. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.
T1 expects to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for PV solar modules and certain solar module components manufactured in the United States and sold to unrelated persons. Such credit may be refundable by the IRS or transferable to a third party for cash and is available from 2023 to 2032, subject to phase-down beginning in 2030.
Any changes to the statutes or regulatory guidance regarding Section 45X of the IRC arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law by the IRS, the U.S. Treasury Department, or the courts, (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, or (iv) changes to U.S. government priorities, policies, or initiatives as a result of the change in presidency in 2025, could materially adversely impact our tax expense, financial condition, results of operations, and cash flows.
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2024, we had significant net operating loss carryforwards in the U.S. Utilization of these loss carryforwards assumes that prior to their expiration, we will have sufficient taxable income in U.S. to utilize the carryforwards, and that such usage is not limited based on anti-abuse provisions or other statutes and laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our tax expense, financial condition, results of operations, and cash flows.
Risks Relating to Legal and Regulatory Compliance
Product liability claims could harm our business and liquidity if we are not able to successfully defend or insure against such claims.
We may become subject to product liability claims, even those without merit. We face an inherent risk of exposure to claims in the event our products do not perform as expected, or in the event of a malfunction resulting in personal injury or death. A successful product liability claim against us could require us to pay a substantial monetary award, in the form of compensatory or punitive damages, and generate significant legal fees. Moreover, a product liability claim could generate substantial negative publicity about us, which would have a material adverse effect on our brand and reputation. Insurance coverage may not cover specific product liability claims, is unlikely to cover punitive damages, and may be insufficient to cover all expenses and monetary awards. Any lawsuit seeking significant monetary damages in excess of, or outside of our insurance coverage, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
We may not be able to secure product liability insurance coverage at commercially acceptable terms, or at all, and past product liability claims may make it more difficult for us to find insurance coverage in the future.
From time to time, we may be involved in commercial or contractual disputes, warranty claims, and other legal proceedings, which could have an adverse impact on us.
We may be involved in commercial or contractual disputes, warranty claims, and other legal proceedings, which could be significant. These are typically claims that arise in the normal course of business including, without limitation, disputes with suppliers or customers; intellectual property matters; personal injury claims; environmental issues; tax matters; and employment matters. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.
Additionally, we are subject to warranty claims and will need to maintain warranty reserves to cover such claims. If our warranty claims are significant or unexpected, if warranty claims are more expensive to resolve than anticipated, or if our warranty reserves are inadequate, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our Amended and Restated Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent authorized or permitted by Delaware law. Pursuant to our Amended and Restated Certificate of Incorporation, our directors will not be personally liable to us or any stockholders for monetary damages for any breach of fiduciary duty, except to the extent such exemption from liability or limitation thereof is not permitted under the Delaware General Corporation Law (“DGCL”) as the same exists or may hereafter be amended. The Amended and Restated Bylaws also require us, if so requested, to advance expenses that such director or officer incurred in defending or investigating a threatened or pending action, suit or proceeding, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Changes in laws relating to privacy and data protection could disrupt our business.
We are also subject to various laws regarding privacy, data protection, and the protection of certain data relating to individuals. Our handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection, and data security, and we may become subject to additional obligations, including contractual obligations, relating to the maintenance and processing of this data. For example, the European Union’s General Data Protection Regulation imposes stringent data protection requirements and provides for significant penalties for noncompliance. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and data security are evolving rapidly, and the related regulatory landscape is likely to remain uncertain for the foreseeable future. We may be subject to new laws and regulations, or new interpretations of laws and regulations, in various jurisdictions in the future. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs, and it is possible that these laws, regulations, and other obligations may be, or interpreted or asserted to be, inconsistent with each other or with our business or practices. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules, and regulations could have an adverse effect on our reputation, business, financial position, results of operations, and cash flows.
We are subject to substantial regulation and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.
We are subject to substantial regulation under international, U.S. federal and state, European, and applicable local laws, including anti-bribery, export control, and safety, environmental, and sustainability laws. We expect to incur significant costs in complying with these regulations.

To the extent the laws change, our products may not comply with applicable international, U.S. federal or state, European, or applicable local laws and such changes could imply the need to materially alter our operations and may prompt the need to apply for further permits, which would have an adverse effect on our business and prospects. Compliance with changing regulations could be burdensome, time-consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Export and import controls could subject us to liability or impair our ability to compete in international markets.
The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies, and software. We must export and import our products in compliance with any applicable controls. We may not always be successful in obtaining necessary governmental approvals, and failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products may adversely affect our revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties, and reputational harm.
Changes in our products or changes in export, import, and economic sanctions laws and regulations may delay us introducing new products in international markets, prevent our customers from using our products internationally or in some cases, prevent the export or import of our products to or from certain countries altogether. Any change in export or import regulations or legislation; shift or change in enforcement; or change in the countries, persons, or technologies targeted by these regulations could result in decreased use of our products by, or in our decreased ability to, export or sell our products to existing or potential customers with international operations, adversely affecting our business, financial condition, results of operations, and cash flows.
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws in many jurisdictions, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, injunctions, disgorgement of ill-gotten gains, remedial measures, and legal expenses.
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws and regulations in various jurisdictions in which we conduct, or in the future may conduct, activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, and their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
We may sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners, and third-party intermediaries have in the past and may in the future have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure that all of our employees and agents have not and will not take actions in violation of applicable law, for which we may be ultimately held responsible.
The FCPA also requires companies to make and keep books, records, and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. Our policies and procedures are designed to ensure compliance with these laws, but we cannot assure that none of our employees, agents, representatives, business partners, or third-party intermediaries have or will engage in improper conduct that violates our policies and applicable law, for which we may be held responsible.
Although we have policies and procedures and a compliance program designed to ensure that we comply with the FCPA and other anti-bribery and anti-corruption laws, we will need to integrate the acquired Trina assets into our compliance program and whistleblowing framework, and there is no assurance that we will be able to integrate such policies or procedures successfully. If we are found to be liable for violations of applicable anti-bribery or anti-corruption laws and regulations (either due to our own acts or our inadvertence or due to the acts or inadvertence with respect to the acquired Trina assets), we could incur severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged violations of these acts is expensive and could consume significant time and attention of our senior management.
Non-compliance with anti-corruption, anti-bribery, anti-money laundering, or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, civil and criminal sanctions, settlements, prosecution, enforcement actions, loss of export privileges, suspension, or debarment from U.S. government contracts and other collateral consequences and remedial measures, all of which could adversely affect our reputation, business, financial condition, results of operations and cash flows. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources, and significant defense costs, and other professional fees. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our common stock.

We and our partners, suppliers, and customers are subject to requirements relating to environmental, permitting, and safety regulations as well as environmental remediation matters.
We and our partners, suppliers, and customers are subject to numerous environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment, and disposal; and remediation of releases of hazardous materials. There are significant capital, operating, and other costs associated with compliance with these environmental, permitting, and safety laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials. Moreover, if we or any of our partners, suppliers, or customers were found to be in violation of environmental, permitting, or safety laws, our reputation could be harmed, potentially resulting in significant damage to our brand.
Our manufacturing process has hazards including, but not limited to, hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems. There may be safety incidents that damage machinery or products, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our brand, reputation, finances, or ability to operate.
Many of our work sites are workplaces with inherent safety and environmental risks. The occurrence of an accident or safety incident involving employees, contractors or others can result in injuries, disabilities or even loss of life, which could expose us to significant financial losses and reputational harm, as well as civil and criminal liabilities.
At work sites, our employees, contractors and others are at times in close proximity with large pieces of mechanized equipment, moving vehicles, manufacturing processes and hazardous and regulated materials, in a challenging environment. We are responsible for safety on some of those project sites, and, accordingly, we have an obligation to comply with applicable laws, including to implement effective safety policies and procedures and to provide appropriate personal protective equipment. The failure by us or others working at such sites to comply with such laws, to implement effective safety procedures, to provide necessary equipment, to protect other contractors at work sites we manage or to conduct work in a safe manner, may result in injury, disability or loss of life, which may result in investigations, claims or litigation or result in delays in the completion or commencement of our projects. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our customers and raise our operating and insurance costs. In addition, releases of hazardous materials or pollutants, or fires, explosions or other incidents, may result in environmental damages, or public safety concerns, and the related costs and liabilities could have a material adverse effect on our business, financial condition or results of operations.
Our safety record is critical to our reputation. For all of the foregoing reasons, if we fail to maintain adequate safety standards, we could suffer harm to our reputation, reduced profitability or the loss of projects or business partners, which could have a material adverse impact on our business, financial condition and results of operations.
We may be subject to work stoppages or other labor disturbances.
Work stoppages or other labor disturbances, such as industrial action, with our employees or those of our contractors, suppliers and customers may occur in the future. In addition, our employees, and those employed by our contractors, may become members of or represented by labor unions. If this occurred, we or our contractors may not be able to negotiate acceptable collective bargaining agreements or future restructuring agreements or may become subject to material cost increases or additional work rules imposed by such agreements. The occurrence of any such action, could materially and adversely affect our business, prospects, financial condition and results of operations.
International trade policies may impact demand for our products and our competitive position.
Government policies on international trade and investment such as sanctions, import quotas, capital controls, or tariffs, whether adopted by non-governmental bodies, individual governments, or addressed by regional trade blocs, may affect the demand for our products, impact our competitive position, or prevent us from being able to sell products to certain customers or in certain countries. The implementation of more protectionist trade policies, such as more detailed inspections, higher tariffs, or new barriers to entry, in countries where we sell products could negatively impact our business, financial position, and results of operations.
The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV modules and harm our business.
Federal, state, local and foreign government bodies provide incentives to promote solar electricity in the form of rebates, tax credits or exemptions and other financial incentives, including through Sections 45, 45Y, 48 and 48E of the IRC. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives. Because our customers’ sales are typically to the on-grid market, the reduction, elimination or expiration of government subsidies and incentives for on-grid solar electricity may negatively affect the desirability of solar electricity and could harm or halt the growth of the solar electricity industry and our business. For example, future reduction in the tax credits described above could reduce the demand for solar energy solutions in the U.S. which would have an adverse effect on our business, financial condition, and results of operations. In general, subsidies and incentives may expire on a particular date, and end when the allocated funding is reduced or terminated due to, inter alia, legal challenges, the adoption of new statutes or regulations or the passage of time, which often occur without warning. In addition, several jurisdictions have adopted renewable portfolio standards, mandating that a certain portion of electricity delivered by utilities to customers come from a set of eligible renewable energy resources, such as solar, by a certain compliance date. Under some programs, a utility can receive a “credit” for renewable energy produced by a third party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used or sold by the generator. A renewable energy credit allows the utility to add this electricity to its renewable portfolio requirement without actually expending the capital for generating facilities. However, there can be no assurances that such policies will continue. Reduction or elimination of renewable portfolio standards or successful efforts to meet current standards could harm or halt the growth of the solar PV industry and our business.
Changes in the U.S. trade environment, including the imposition of trade restrictions, import tariffs, anti-dumping and countervailing duties could adversely affect the amount or timing of our revenue, results of operations or cash flows.
Escalating trade tensions, particularly between the U.S. and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as module supply and availability. More specifically, in March 2018, the U.S. imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 301 of the Trade Act of 1974 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962. Additionally, in January 2018, the U.S. adopted a tariff on imported PV solar modules and cells pursuant to Section 201 of the Trade Act of 1974, which was extended in February 2022 for another four years. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. This tariff may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the U.S. adopted a 10% tariff on a long list of products imported from China under Section 301 of the Trade Act of 1974, including inverters and power optimizers, which became effective on September 24, 2018. In June 2019, the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. These tariffs could impact the solar energy projects in which our products are used, which could lead to decreased demand for our products.
Tariffs and the possibility of additional tariffs in the future, including as a result of the petition pending with the U.S. Department of Commerce regarding circumvention of antidumping and countervailing duties, have created uncertainty in the industry. If the price for solar systems in the U.S. increases, the use of solar systems could become less economically feasible and could reduce our gross profits or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs or other trade restrictions may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.
Risks Related to Indebtedness and Financing
Our indebtedness could adversely affect our financial flexibility and our competitive position.
Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from exploiting business opportunities;
•make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•place us at a disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.
In addition, our Senior Secured Credit Facility includes restrictive financial covenants and future debt contracts might incorporate additional restrictive covenants, which could hinder our capability to perform actions that support our long-term objectives. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. In addition, a default by us under any agreement governing any current or future indebtedness may trigger cross-defaults under agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.
Our substantial indebtedness could adversely affect our financial condition.
We currently have, and we will continue to have, a significant amount of indebtedness, including the Credit Agreement, Notes and Convertible Notes. This significant amount of indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels. Any or all of the above events and/or factors could have an adverse effect on our results of operations and financial condition.
Further, the interest rates applicable to Credit Agreement, Note and Convertible Note are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the Secured Overnight Financing Rate (“Term SOFR”). Term SOFR is a relatively new index rate that is administered by the Federal Reserve Bank of New York (the “New York Fed”). There can be no assurance that the New York Fed will not discontinue the publication of Term SOFR, in which case interest payments on our Senior Secured Credit Facility would need to be calculated using a different index rate, or alter the manner in which Term SOFR is calculated. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and our available cash flow for general corporate requirements may be adversely affected. Our interest expense could also be increased by rising interest rates.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Credit Agreement, Note and Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Our business plan is capital-intensive, and we may not be able to raise additional capital on attractive terms, if at all, which could materially adversely affect our ability to operate our business and execute our growth plans. If we do raise additional capital, through debt or equity financing, this could impose additional restrictions on our operations and/or have a dilutive effect on current stockholders.
Our business plan is capital-intensive. Our long-term operating needs and planned investments in our business and manufacturing footprint, as currently devised, will require significant financing to complete. Such financing may not be available at acceptable terms, or at all. Interest rates are subject to fluctuation, and a rise in interest rates could increase our cost of capital. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing. If we are unable to raise substantial additional capital in the near term, our ability to invest in a solar cell factory other gigafactories or development projects will be significantly delayed or curtailed.
If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or other borrowings could impose significant restrictions on our operations.
If we raise funds or otherwise fund transactions by issuing common stock or other equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of our common stock.
Any of the above scenarios could have a material adverse effect on our business, financial condition, operating results, and cash flows.
We may not be able to raise additional capital to execute our current or future business strategies on favorable terms, if at all, or without dilution to our stockholders.
We expect that we may need to raise additional capital to execute our current or future business strategies. However, we do not know what forms of financing, if any, will be available to us. Some financing activities in which we may engage could cause your equity interest in the Company to be diluted, which could cause the value of your stock to decrease. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur, including as a result of recent increases in interest rates. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and harm our ability to raise additional capital when needed on acceptable terms, if at all. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, expand our R&D and sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations.
Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. Our Senior Secured Credit Facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.
Risks Relating to Ownership of our Common Stock
The concentration of ownership among our executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors, and their affiliates own shares of our common stock and have outstanding warrants and options that may allow them to acquire additional shares of common stock. As a result, these stockholders as a group could exercise a level of control over matters requiring stockholder approval, including the election of directors, amendment of the Amended and Restated Certificate of Incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions more difficult without the support of these stockholders.
We do not expect to declare dividends on our common stock in the foreseeable future.
Given the capital-intensive nature of our business, we do not currently anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
We may call certain of our unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless, and the exercise of a significant number of the warrants could adversely affect the market price of our common stock.
We have 24.6 million warrants consisting of 14.7 million public warrants (“Public Warrants”) and 9.9 million private warrants (“Private Warrants”). The warrants entitle the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
We may call the Public Warrants for redemption once they become exercisable, in whole and not in part, at a price of $0.01 per Public Warrant, so long as we provide at least 30 days prior written notice of redemption to each Public Warrant holder, and if, and only if, the reported last sales price of our common stock equals or exceeds $18.00 per share for each of 20 trading days within the 30 trading-day period ending on the third trading day before the date on which we send the notice of redemption to the Public Warrant holders. However, we may not exercise the redemption right if the issuance of the common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. None of the Private Warrants are redeemable by us so long as they are held by a certain holder or any of its permitted transferees.
Redemption of the outstanding warrants could force holders to:
•exercise their warrants and pay the exercise price therefore at a time when it may be disadvantageous for them to do so;
•sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or
•accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.
Additionally, if a significant number of warrant holders exercise their warrants instead of accepting the nominal redemption price, the issuance of these shares would dilute other equity holders, which could reduce the market price of our common stock.
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.
Our common stock and warrants trade on the NYSE under the symbols “TE” and “TE WS”, respectively. If the NYSE delists our securities from trading on its exchange for failure to meet the listing standards, including stock prices falling below minimum listing requirements, and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
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
Governance
The Audit and Risk Committee (the “ARC”) has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. The ARC reports any findings and recommendations, as appropriate, to the full Board of Directors for consideration. Management regularly discusses cyber risks and trends and, should they arise, any material incidents with the ARC. Members of management overseeing cybersecurity threats report to our Chief Executive Officer and have experience in areas including management of information technology, data security, and cybersecurity.
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
ITEM 2. PROPERTIES
Our principal facilities are in the United States and Norway, and are utilized for manufacturing, selling and administrative activities, and research and development. As of December 31, 2024 in the United States, we lease manufacturing space in Wilmer, Texas, and office space in Newnan, Georgia. In Lysaker, Norway, we lease office space for the administration of our Norwegian operations and corporate shared services. In Mo i Rana, Norway we lease office space, the CQP, and the land for Giga Arctic, and own the leasehold improvements and assets under construction related to these leases. We lease other office and lab spaces to support additional personnel in various jurisdictions. We believe that our facilities are suitable and adequate for the conduct of our business.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock and Warrants trade on the NYSE using the ticker symbols “TE” and “TE WS”, respectively. As of March 27, 2025, there were 282 holders of record of our common stock and 11 holders of record of our Warrants.
Dividends
To date, we have not declared or paid any dividends on our common stock or ordinary shares and we do not currently anticipate paying any such dividends on our common stock in the foreseeable future. The declaration and payment of dividends on the common stock is at the discretion of our Board of Directors, subject to applicable laws and regulations.
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
For a discussion related to changes in financial condition and the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 29, 2024.
Overview
We are an energy solutions provider building an integrated U.S. supply chain for solar and batteries. We manufacture and sell PV solar modules in the United States for our U.S. customers.
The year ended December 31, 2024 was transformative for T1 Energy. On November 6, 2024, we announced that the Company had entered into the Transaction Agreement to acquire all the shares of capital stock of Trina Solar US Holding. The transaction closed on December 23, 2024. As part of the Transaction Agreement, we acquired G1 Dallas, a 5 GW solar module manufacturing facility in Wilmer, Texas from Trina Solar US Holding. Following the closing of the Transaction Agreement, we recognized our first revenues.
Under the terms of the Transaction Agreement, we also agreed to use reasonable efforts to dispose, divest, transfer or otherwise sell the assets and operations that constitute our European business within six months of closing. As of December 31, 2024, we determined that our European businesses and our Coweta County, Georgia business met the criteria for classification as held for sale. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on our operations and financial results. As such, the historical financial results of the European businesses and our Coweta County, Georgia business have been reflected as discontinued operations in our consolidated financial statements. Refer to Note 16 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
Results of Operations
The following table sets forth information on our consolidated results of operations (in thousands, except percentages):

	Year ended December 31,		2024 vs 2023 Change
	2024	2023	($)	(%)
Net sales	$2,942	$—	$2,942	NM
Cost of sales	1,714	—	1,714	NM
Gross profit	1,228	—	1,228	NM
General and administrative expenses	75,491	65,527	9,964	15%
Loss from continuing operations	(74,263)	(65,527)	(8,736)	13%
Other (expense) income	(6,137)	47,322	(53,459)	(113%)
Loss from continuing operations before income taxes	(80,400)	(18,205)	(62,195)	342%
Income tax benefit (expense)	15,760	(443)	16,203	NM
Net loss from continuing operations	(64,640)	(18,648)	(45,992)	247%
Net loss from discontinued operations, net of tax	(385,914)	(54,448)	(331,466)	609%
Net loss	(450,554)	(73,096)	(45,992)	516%
Net loss attributable to non-controlling interests	402	1,151	(749)	(65%)
Preferred dividends and accretion	(87)	—	(87)	NM
Net loss attributable to common stockholders	$(450,239)	$(71,945)	$(378,294)	526%

NM - Not meaningful

Net sales
Net sales consist of sales of solar modules. We recognize sales for PV solar module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.
Net sales were $2.9 million in 2024 compared to zero in 2023. Net sales related to PV solar modules after the Trina Business Combination was completed on December 23, 2024.
Cost of sales
Our PV solar modules business cost of sales includes the cost of raw materials and components for manufacturing solar modules. In addition, our cost of sales includes direct labor for the manufacturing of solar modules and manufacturing overhead, such as engineering, equipment maintenance, quality and production control, and information technology. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, environmental health and safety costs, and costs associated with shipping.
Cost of sales were $1.7 million in 2024 compared to zero in 2023. Cost of sales related to PV solar modules after the Trina Business Combination was completed on December 23, 2024.
General and administrative expenses
General and administrative expenses primarily consists of personnel and personnel-related expenses for our administrative employees, costs for administrative offices, and outside professional services including legal, accounting, and other advisory services.
General and administrative expenses increased by $10.0 million or 15%, to $75.5 million in 2024, from $65.5 million in 2023. The increase is primarily due to legal and operating costs associated with the Trina Business Combination.
Other (expense) income
Other (expense) income primarily consists of the fair value adjustments on our warrant liability, derivative liabilities, interest income and expense, and net foreign currency transaction gains and losses.
Other (expense) income changed by $53.5 million to $(6.1) million in 2024, from $47.3 million in 2023. Other (expense) income changed primarily due to a loss on warrant liability fair value adjustment of $1.3 million in 2024 compared to a gain of $31.8 million in 2023 and a loss from derivative liabilities of $14.9 million in 2024 with no comparable activity in 2023. In addition, we recognized $3.4 million of interest income, net in 2024 compared to $9.9 million in 2023.
Income tax benefit (expense)
We recorded income tax benefit of $15.8 million in 2024 compared to income tax expense of $0.4 million in 2023. In 2024, the Company recorded excess deferred tax liabilities related to the Trina Business Combination which provided a source of future taxable income to support the partial realization of the Company’s pre-existing deferred tax assets which was not available in 2023.
Net loss from discontinued operations, net of tax
We concluded the assets of our European businesses and business in Coweta County, Georgia met the criteria for classification as held for sale as of December 31, 2024. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on our operations, resulting in the presentation of the historical financial results of these businesses as discontinued operations.
Net loss from discontinued operations, net of tax increased by $331.5 million or 609%, to $385.9 in 2024 from $54.4 million in 2023. This increase primarily relates to the $312.9 million loss from classification to held for sale relating to a non-cash valuation charge relating to recording our CQP and Giga Arctic battery production facilities, inclusive of accumulated foreign currency translation adjustments, at fair value less costs to sell. Additionally, we recorded a non-cash termination cost for our battery cell technology license with 24M which required we transfer our preferred stock investment for $1. Additionally, foreign currency transaction gains from discontinued operations of $21.2 million were recognized in 2023 with $1.2 million comparable activity in 2024.
Financial Condition, Liquidity, and Capital Resources
Liquidity and Capital Resources
As of December 31, 2024, we believe that our cash, cash equivalents, and cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
As of December 31, 2024, we had approximately $76.6 million of cash, cash equivalents, and restricted cash. To date, our principal sources of liquidity have been proceeds received from our business combination with Alussa Energy Acquisition Corp., issuance of equity securities, and amounts received from government grants. Historically, these funds have been used for our Trina Business Combination, constructing and equipping our battery manufacturing facilities, the purchase of land in Coweta County, Georgia, technology licensing, R&D activities, and general corporate purposes. After our Trina Business Combination on December 23, 2024, we expect cash flows from operating activities will also be available to meet our upcoming liquidity needs.
Our future liquidity requirements depend on many factors, including the timing and extent of the following: capital expenditures for construction of future facilities and purchase of related equipment; spending on other growth initiatives, including through joint ventures; spending to support revenue generating activities; and general economic conditions. In addition to those activities, our short term liquidity will be utilized to fund the current portion of non-cancellable commitments including leases and debt obligations.
Our long-term operating plan requires the repayment of non-cancellable commitments including leases and debt obligations. In addition, our planned investments in our business and manufacturing footprint, as currently devised, will require significant financing to complete. Such financing may not be available at terms acceptable to us, or at all. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing. If we are unable to raise substantial additional capital, our ability to invest in further facilities or other development projects will be significantly delayed or curtailed which would have a material adverse impact on our business prospects and results of operations. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or other borrowings could impose significant restrictions on our operations. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of our common stock.
In November 2024, the Company estimated that a 5 GW solar cell manufacturing facility in the United States would have a total cost of approximately $850 million. The estimated costs of construction remain subject to technology and product specification decisions, ongoing business, financing, and operational changes, and changes to the overall macroeconomic environment. We will continue to provide updates to reflect material developments, including approvals or commitments for spending that differ materially from our previous estimates.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Year ended December 31,		2024 vs 2023 Change (%)
	2024	2023
Cash flows used in operating activities	(102,817)	(87,929)	17%
Cash flows used in investing activities	(137,731)	(186,978)	(26%)
Cash flows from financing activities	45,870	—	NM
Operating Activities
Cash flows used in operating activities were $102.8 million in 2024, compared to $87.9 million in 2023. The increase in cash used in operating activities was primarily due to the receipt of $23.5 million for government grants in connection with the planned development of the land in Coweta County, Georgia in 2023 with no corresponding amount in 2024, in addition there was an increase in routine working capital needs in 2024 offset by a decrease in net loss, adjusted for non-cash items.
Investing Activities
Cash flows used in investing activities were $137.7 million in 2024, compared to $187.0 million in 2023. The decrease in cash used in investing activities was primarily driven by $50.8 million in purchases of property and equipment in 2024 compared to $187.8 million in 2023 and proceeds from the return of property and equipment deposits of $22.7 million in 2024 with no comparable amounts in 2023. This decrease was partially offset by the net cash used in the Trina business acquisition of $109.6 million.
Financing Activities
Cash flows from financing activities were $45.9 million in 2024, compared to zero in 2023. Cash flows from financing activities in 2024 consisted of net proceeds from the issuance of preferred stock of $50.0 million, offset by a $4.1 million outflow for the purchase of our non-controlling interest in our U.S. joint venture.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that can significantly impact the amounts we report as assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates.
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
Assets Held for Sale and Discontinued Operations
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value, and when certain other criteria are met. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate.
The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statement of operations; and (iii) assets and liabilities are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.
We concluded the assets of our European businesses and our Coweta County, Georgia business, met the criteria for classification as held for sale as of December 31, 2024. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on our operations. As such, the results of our European businesses and Coweta County, Georgia business are presented as discontinued operations herein.
We calculated an estimated loss on classification to held for sale of $312.9 million to reflect the write-down of the carrying value to fair value less costs to sell. The fair value was determined by using market participant assumptions. Costs to sell included incremental, direct costs incurred to transact the sale. Refer to Note 16 Discontinued Operations for further details.
Business Combinations
We allocate the fair value of purchase consideration to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires estimates and the use of valuation techniques when a market value is not readily available. Such valuations require our management to make significant estimates and assumptions, especially with respect to intangible assets. Significant judgment was exercised in estimating the fair value of the customer contracts acquired, which involved the use of estimates and assumptions with respect to the amounts of merchant revenues and discount rates. Our management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. If we obtain new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified and liabilities assumed.
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
An impairment loss is measured by the amount by which the carrying value of an asset group exceeds its fair value. We estimate fair value through valuations obtained from third-party brokers or by using other valuation techniques.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
T1 ENERGY INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of T1 Energy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of T1 Energy Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Acquisition of Trina Solar (U.S.) Holding Inc. – Valuation of customer contracts
As described in Note 2 to the consolidated financial statements, on December 23, 2024, the Company completed the acquisition to acquire all the shares of capital stock of Trina Solar (U.S.) Holding Inc., a Delaware corporation and related subsidiaries (collectively “Trina Solar US Holding”). The aggregate purchase price was $406.8 million consisting of cash, common stock, convertible notes, debt and other liabilities. The purchase price was preliminarily allocated to the underlying assets and liabilities based upon their estimated fair value at the date of acquisition. The estimated fair value of acquired customer contracts was $283.0 million. Customer contracts were valued using an income approach. Significant judgment was exercised in estimating the fair value of the customer contracts acquired, which involved the use of estimates and assumptions with respect to the amounts of merchant revenues and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of customer contracts acquired in the acquisition of Trina Solar US Holding is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer contracts acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to merchant revenues and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer contracts acquired; (iii) evaluating the appropriateness of the income approach method used by management; (iv) testing the completeness and accuracy of the underlying data used in the income approach method; and (v) evaluating the reasonableness of the significant assumptions used by management related to merchant revenues and discount rates. Evaluating management’s assumption related to merchant revenues involved considering (i) the current and past performance of the Trina Solar US Holding business; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach method and (ii) the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers AS
Oslo, Norway
March 31, 2025
We have served as the Company’s auditor since 2020.

T1 ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$72,641	$253,339
Restricted cash	4,004	969
Inventory	274,549	—
Advances to suppliers	164,811	—
Other current assets	2,256	—
Current assets of discontinued operations	64,909	57,646
Total current assets	583,170	311,954
Property and equipment, net	285,187	1,747
Goodwill	74,527	—
Intangible assets, net	281,881	—
Right-of-use asset under operating leases	111,081	—
Non-current assets of discontinued operations	—	418,484
Total assets	$1,335,846	$732,185
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,708	$7,923
Accrued liabilities and other	91,346	9,781
Deferred revenue	48,155	—
Derivative liabilities	14,905	—
Current portion of long-term debt	42,867	—
Current portion of long-term debt - related party	51,500	—
Payables to related parties	52,534	—
Current liabilities of discontinued operations	51,009	31,480
Total current liabilities	414,024	49,184
Long-term deferred revenue	32,000	—
Convertible note - related party	80,698	—
Operating lease liability	101,787	—
Long-term debt	188,316	—
Long-term debt - related party	238,896	—
Deferred tax liability	21,227	443
Other long-term liabilities	21,761	2,026
Non-current liabilities of discontinued operations	—	45,816
Total liabilities	1,098,709	97,469
Commitments and contingencies
Redeemable preferred stock
Convertible series A preferred stock, $0.01 par value, 5,000 issued and outstanding as of December 31, 2024 (includes accrued dividends and accretion of $87) and none issued and outstanding as of December 31, 2023	48,375	—
Stockholders' equity
Common stock, $0.01 par value, 155,928 issued and outstanding as of December 31, 2024 and 139,705 issued and outstanding as of December 31, 2023	1,559	1,397
Additional paid-in capital	971,416	925,623
Accumulated other comprehensive loss	(58,975)	(18,826)
Accumulated deficit	(725,238)	(274,999)
Total stockholders' equity	188,762	633,195
Non-controlling interests	—	1,521
Total equity	188,762	634,716
Total liabilities, redeemable preferred stock, and equity	$1,335,846	$732,185
See accompanying notes to consolidated financial statements

T1 ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year ended December 31,
	2024	2023
Net sales	$2,942	$—
Cost of sales	1,714	—
Gross profit	1,228	—
General and administrative expenses	75,491	65,527
Loss from continuing operations	(74,263)	(65,527)
Other income (expense):
Warrant liability fair value adjustment	(1,291)	31,763
Loss from derivative liabilities	(14,905)	—
Interest income, net	3,393	9,949
Foreign currency transaction gain (loss)	563	(306)
Other income, net	6,103	5,916
Total other (expense) income	(6,137)	47,322
Loss from continuing operations before income taxes	(80,400)	(18,205)
Income tax benefit (expense)	15,760	(443)
Net loss from continuing operations	(64,640)	(18,648)
Net loss from discontinued operations, net of tax	(385,914)	(54,448)
Net loss	(450,554)	(73,096)
Net loss attributable to non-controlling interests	402	1,151
Preferred dividends and accretion	(87)	—
Net loss attributable to common stockholders	$(450,239)	$(71,945)

Weighted average shares of common stock outstanding - basic and diluted	140,538	139,705
Net loss per share from continuing operations - basic and diluted	$(0.46)	$(0.13)
Net loss per share from discontinued operations - basic and diluted	$(2.75)	$(0.39)
Net loss per share attributable to common stockholders per share - basic and diluted	$(3.20)	$(0.51)

Other comprehensive loss:
Net loss	$(450,554)	$(73,096)
Foreign currency translation adjustments, net of tax	(40,149)	(27,920)
Total comprehensive loss	(490,703)	(101,016)
Comprehensive loss attributable to non-controlling interests	402	1,151
Preferred dividends and accretion	(87)	—
Comprehensive loss attributable to common stockholders	$(490,388)	$(99,865)
See accompanying notes to consolidated financial statements

T1 ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of December 31, 2022	139,854	$139,854	$772,602	$9,094	$(1,041)	$(203,054)	$2,672	$720,127
Share-based compensation expense	—	—	15,544	—	—	—	—	15,544
Net loss	—	—	—	—	—	(71,945)	(1,151)	(73,096)
Reclassification of warrants from liability classified to equity classified	—	—	61	—	—	—	—	61
Change to par value common stock	—	(138,308)	138,308	—	—	—	—	—
Cancellation of treasury shares	(149)	(149)	(892)	—	1,041	—	—	—
Other comprehensive loss	—	—	—	(27,920)	—	—	—	(27,920)
Balance as of December 31, 2023	139,705	$1,397	$925,623	$(18,826)	$—	$(274,999)	$1,521	$634,716
Share-based compensation expense	—	—	7,722	—	—	—	—	7,722
Net loss	—	—	—	—	—	(450,152)	(402)	(450,554)
Reclassification of warrants from liability classified to equity classified	—	—	10	—	—	—	—	10
Exercise of warrants	785	8	(8)	—	—	—	—	—
Issuance of ordinary shares, net of transaction costs	15,438	154	39,367	—	—	—	—	39,521
Issuance of redeemable preferred stock tranche right	—	—	1,713	—	—	—	—	1,713
Preferred dividends and accretion	—	—	—	—	—	(87)	—	(87)
Other comprehensive loss	—	—	—	(40,149)	—	—	—	(40,149)
Acquisition of non-controlling interest	—	—	(3,011)	—	—	—	(1,119)	(4,130)
Balance as of December 31, 2024	155,928	$1,559	$971,416	$(58,975)	$—	$(725,238)	$—	$188,762

See accompanying notes to consolidated financial statements

T1 ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(450,554)	$(73,096)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	7,751	11,595
Depreciation and amortization	10,455	3,344
Loss from classification to held for sale	312,896	—
Reduction in the carrying amount of long-term investments due to license termination	21,028	—
Change in fair value of derivative liabilities	14,905	—
Reduction in the carrying amount of right-of-use assets	1,988	1,351
Warrant liability fair value adjustment	1,291	(31,763)
Convertible note fair value adjustment	—	(1,074)
Share of net loss of equity method investee	596	379
Deferred income taxes	(22,159)	—
Foreign currency transaction net unrealized gain	(1,538)	(19,648)
Other	838	469
Changes in assets and liabilities:
Inventory, advances to suppliers and other current assets	(7,885)	4,487
Accounts payable, accrued liabilities and other	10,004	20,039
Operating lease liability	(2,433)	(4,012)
Net cash used in operating activities	(102,817)	(87,929)
Cash flows from investing activities:
Proceeds from the return of property and equipment deposits	22,735	—
Proceeds from property related grants	—	3,500
Purchases of property and equipment	(50,830)	(187,823)
Business acquisition, net of cash acquired	(109,636)	—
Investments in equity method investee	—	(1,655)
Purchases of other long-term assets	—	(1,000)
Net cash used in investing activities	(137,731)	(186,978)
Cash flows from financing activities:
Proceeds from issuance of redeemable preferred stock	50,000	—
Payment for non-controlling interest	(4,130)	—
Net cash provided by financing activities	45,870	—
Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(4,419)	(12,396)
Net decrease in cash, cash equivalents, and restricted cash	(199,097)	(287,303)
Cash, cash equivalents, and restricted cash at beginning of period	275,742	563,045
Cash, cash equivalents, and restricted cash at end of period	$76,645	$275,742
Supplementary disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$21	$269
Supplementary disclosures for non-cash activities:
Equity issued for the Trina Business Combination	39,521	—
Liabilities entered into for the Trina Business Combination	216,670	—
Conversion of convertible note into preferred shares	—	21,028
Accrued purchases of property and equipment and intangible assets	5,016	22,312
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$72,641	$253,339
Restricted cash	4,004	969
Restricted cash presented within current assets of discontinued operations	—	21,434
Cash, cash equivalents, and restricted cash	$76,645	$275,742
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business
T1 Energy Inc., a Delaware corporation (“T1,” the “Company”, “we”, or “us”), is an energy solutions provider building an integrated U.S. supply chain for solar and batteries. We manufacture and sell photovoltaic (“PV”) solar modules in the United States for our U.S. customers.
On January 29, 2021, FREYR AS, a private limited liability company organized under the laws of Norway (“FREYR Legacy”) and Alussa Energy Acquisition Corp., a Cayman Islands exempted company (“Alussa”), among others, entered into the Business Combination Agreement to effect a merger between the companies (the “Alussa Business Combination”). FREYR Battery, a Luxembourg public limited liability company (“société anonyme”) (“FREYR Lux”) was formed on January 20, 2021, to complete the Alussa Business Combination and to serve as the successor entity to FREYR Legacy, the predecessor entity. On July 9, 2021, FREYR Lux completed the Alussa Business Combination and FREYR Legacy and Alussa became wholly owned subsidiaries of FREYR Lux. The Alussa Business Combination was accounted for as a reverse recapitalization, with Alussa treated as the “acquired” company for accounting purposes and FREYR Lux issuing shares for the net assets of Alussa, accompanied by a recapitalization. In 2023, FREYR Lux completed a redomiciliation plan and FREYR became the successor issuer to FREYR Lux. In February 2025, we changed our corporate name from FREYR Battery, Inc. to T1 Energy Inc.
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
Assets Held for Sale and Discontinued Operations
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value, and when certain other criteria are met. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate.
The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statement of operations; and (iii) assets and liabilities in the current and prior periods are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.
We determined the assets for our European businesses and our Coweta County, Georgia business, met the criteria for classification as held for sale as of December 31, 2024. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on the Company’s operations and financial results. Refer to Note 16 - Discontinued Operations for further discussion.
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, estimates related to the fair value less costs to sell for assets held for sale, impairment of long-lived assets, purchase price allocation adjustments, the valuation of warrant liability, anti-dilution right and share-based compensation. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, however, actual results may differ materially from these estimates.
Risks and Uncertainties
We are subject to those risks common to our business and industry and also those risks common to early stage development companies. These risks include those disclosed in Part 1, Item 1A, of this Annual Report on Form 10-K.
These consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of the date of this report, our existing cash resources, which were primarily provided as a result of the Alussa Business Combination and issuance of equity securities, are sufficient to support our planned operations for at least the next 12 months from the date of issuance of these financial statements. Therefore, our financial statements have been prepared on the basis that we will continue as a going concern.
Segments
Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of sales and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest income and other income, which are reflected in the consolidated statements of operations and comprehensive loss.
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

The estimated useful lives of our property and equipment are as follows:

Asset Class	Useful Life
Office equipment	3 to 5 years
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
Business Combinations
The Company allocates the fair value of purchase consideration to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires estimates and the use of valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. If the Company obtains new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and liabilities assumed.
Trade Accounts Receivable
We record trade accounts receivable for our unconditional rights to consideration arising from our performance under contracts with customers. The carrying value of such receivables, net of the allowance for credit losses, represents their estimated net realizable value.
Allowance for Credit Losses
The allowance for credit losses is a valuation account that is deducted from a financial asset’s amortized cost to present the net amount we expect to collect from such asset. We estimate allowances for credit losses using relevant available information from both internal and external sources. We recognize write-offs within the allowance for credit losses when cash receipts associated with our financial assets are deemed uncollectible.
Inventories
We report our inventories at the lower of cost or net realizable value. We determine cost using the average cost method and include both the costs of acquisition and manufacturing in our inventory costs. These costs include direct materials, direct labor, and indirect manufacturing costs, including depreciation and amortization.
We regularly review the cost of inventories against their estimated net realizable value and record write-downs if any inventories have costs in excess of their net realizable values. We also regularly evaluate the quantities and values of our inventories in light of current market conditions and trends, among other factors, and record write-downs for any quantities in excess of demand or for any obsolescence. This evaluation considers the use of modules, module selling prices, product obsolescence, strategic raw material requirements, and other factors.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of net assets of a business acquired in a business combination. We do not amortize goodwill, but instead test goodwill for impairment at least annually. We perform impairment tests between the scheduled annual test in the fourth quarter if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.
We may first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform a quantitative goodwill impairment test. Such qualitative impairment test considers various factors, including macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance of a reporting unit, and any other relevant events affecting our company or a reporting unit. If we determine through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the quantitative impairment test is not required. If the qualitative assessment indicates it is more likely than not that a reporting unit’s fair value is less than its carrying value, we perform a quantitative impairment test. We may also elect to proceed directly to the quantitative impairment test without considering qualitative factors.

Deferred Revenue
When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Such deferred revenue results from advance payments received on sales of solar modules. Deferred revenue is classified as current or noncurrent based on the expected date that module shipments commence for each sales contract. Generally, deferred revenue will be recognized over a period of less than one year to five years. As a practical expedient, we do not adjust the consideration in a contract for the effects of a significant financing component when we expect, at contract inception, that the period between a customer’s advance payment and our transfer of a promised product or service to the customer will be one year or less.
Revenue Recognition – Module Sales
We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.
Shipping and Handling Costs
We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of cost of sales.
Taxes Collected from Customers and Remitted to Governmental Authorities
We exclude from our measurement of transaction prices all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of net sales or cost of sales.
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
An impairment loss is measured by the amount by which the carrying value of an asset group exceeds its fair value. We estimate fair value through valuations obtained from third-party brokers or by using other valuation techniques.
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
Government Grants
The Company recognizes grants over the periods in which we recognize the related costs for which the grants are intended to compensate. For income-based grants, we recognize a receivable and a reduction to the related cost of activities that generated the benefit. For grants related to the purchase or construction of property, we reduce the carrying amount of the property and equipment recorded on the consolidated balance sheets as the grants are received and the conditions for receiving the grants have been fulfilled. Grants, for which the Company has not yet met the criteria to earn or retain the funds received, are deferred and presented as other current or other long-term liabilities on the consolidated balance sheet, until such time as the criteria for recognition of grant income or an offset to construction costs is met. We recognize grants expected to be received directly from a government entity at their stated value. When we expect to transfer grants to a third party, we recognize the grants at, or adjust their carrying value to, the amount expected to be received from the transaction.
Research and Development Cost
Research and development (“R&D”) costs that do not meet the criteria for capitalization are expensed as incurred. R&D expenses consist primarily of personnel and personnel-related expenses for employees engaged in research and development activities, internal and external engineering, depreciation for R&D equipment and facilities, and technology licensing fees.
Foreign Currency Translation and Transaction Gains and Losses
Our functional currency is U.S. dollars. Generally, the functional currency of our subsidiaries is the jurisdiction’s local currency. We translate the financial statements of these subsidiaries to U.S. dollars using period-end exchange rates for assets and liabilities. Revenues and expenses are translated into U.S. dollars using the average exchange rates prevailing for each period presented. We record translation gains and losses in accumulated other comprehensive income. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency transaction gain (loss) in other income (expense).

Share-Based Compensation
We issue share-based compensation from our long-term incentive plans. Awards are typically issued in the form of stock options and restricted stock units (“RSUs”), and awards may contain time based, market based, and/or performance based vesting conditions. Share-based compensation expense is generally determined based on the grant-date fair value of awards. Liability-classified awards are remeasured to fair value at each reporting date until settlement.
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
Warrants and Warrant Liability
Our warrants entitle the holder to purchase one share of our common stock upon payment of the option price. Certain of our warrants may contain terms such as cash settlement and redemption provisions. We evaluate our warrants to determine if they are considered indexed to our common stock and would therefore be considered equity classified awards or if they would be considered liability classified awards.
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
We measure the fair value of warrants using a Black-Scholes-Merton option pricing model. The assumptions and estimates used in this model incorporate significant inputs not observable in the market, including risk-free interest rate, expected term, and expected volatility, which caused this to be classified as a Level 3 measurement within the fair value hierarchy. We account for Private Warrants as derivative liabilities on the consolidated balance sheets. We measure the fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss in the period of change.
Defined Contribution Benefit Plans
We have defined contribution benefit plans for our employees as defined under U.S. and Norwegian law, as well as in other countries. We made contributions to our defined contribution benefit plans of $2.6 million in 2024 and $2.9 million in 2023.
Income Taxes
Income tax expense is based on relevant tax rates in effect in the countries in which we operate and earn income. Current income tax expense reflects an estimate of our income tax liability for the current year, including changes in prior year tax estimates as returns are filed, and tax audit adjustments, if any.
Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax effected by applying the relevant tax rate, applicable to the periods in which the reversal of such differences is expected to affect taxable income. Changes in deferred income tax assets and liabilities are included as a component of income tax expense, unless they are associated with components of other comprehensive income, which are instead reflected as a change in other comprehensive income. The effect of changes in enacted tax rates on deferred income tax assets and liabilities are reflected in income tax expense in the period of enactment. A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized, after consideration of both positive and negative evidence about realization. Changes in the valuation allowances occurring in subsequent periods are included in the consolidated statements of operations and comprehensive loss.
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
Adoption of Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. We adopted this standard effective January 1, 2024 using a retrospective method. For further information, refer to the Segments section in Note 1 “Summary of Significant Accounting Policies.”
Future Adoption of New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard.
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
2. BUSINESS COMBINATIONS
On December 23, 2024, we completed the acquisition to acquire all the shares of capital stock of Trina Solar (U.S.) Holding Inc., a Delaware corporation and related subsidiaries (collectively “Trina Solar US Holding”).
The acquisition was accounted for as a business combination (“Trina Business Combination”). The results of Trina Solar US Holding’s operations have been included in our consolidated financial statements since that date.
The aggregate purchase price was $406.8 million consisting of cash, common stock, convertible notes, debt, and other liabilities. The purchase price was preliminarily allocated to the underlying assets and liabilities based upon their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for the Trina Business Combination is not complete as of December 31, 2024. We expect to finalize our purchase price allocation within one year of the acquisition date.
Recognition of goodwill is largely attributed to the value paid for Trina Solar US Holding’s established business, which will enable the immediate commencement of operations and provide a platform for us to grow our business in the solar industry. The goodwill recorded for this transaction will be deductible for tax purposes over 15 years.

The following table represents the preliminary purchase price allocation for Trina Solar US Holding (in thousands):

Purchase price allocation:
Cash consideration	$150,609
Fair value of equity consideration	39,521
Trina Solar AG note	117,655
Convertible note	80,561
Fair value of anti-dilution right	18,454
Total	$406,800

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$40,973
Prepaid assets	2,377
Advances to suppliers	165,035
Inventory	265,337
Property and equipment	274,241
Intangible assets	283,000
Right-of-use asset under operating leases	111,179
Accounts payable	(71,726)
Accrued liabilities and other	(73,070)
Deferred revenue	(48,155)
Current portion of long-term debt	(42,867)
Current portion of long-term debt - related party	(44,000)
Payables to related parties	(36,888)
Long-term deferred revenue	(32,000)
Operating lease liability	(101,864)
Long-term debt	(187,956)
Long-term debt - related party	(128,400)
Deferred tax liability	(42,943)
Total identifiable net assets	$332,273

Goodwill	$74,527
Intangible assets related to customer contracts and represent the fair value of future projected revenue that will be derived from sales to existing offtake agreements. Customer contracts were valued using an income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the customer contracts compared to merchant revenues. The economic useful life of 5 years was determined based on contractual terms of the offtake agreements. Significant judgment was exercised in estimating the fair value of the customer contracts acquired, which involved the use of estimates and assumptions with respect to the amounts of merchant revenues and discount rates.
For the year ended December 31, 2024, we incurred $15.5 million in acquisition costs related to the Trina business combination, which are included in general and administrative expenses in our consolidated statements of operations and comprehensive loss.

As a result of the Trina Business Combination, Trina Solar US Holding’s assets, liabilities, and operations were included in the Company's consolidated financial statements from the acquisition date. The following table presents Trina Solar US Holding’s net sales and net loss as reported within the consolidated financial statements (in thousands):

Year ended December 31, 2024
Net sales	$2,942
Net loss attributable to T1 Energy Inc.	(2,610)
The following table represents unaudited supplemental pro forma consolidated net sales and net loss attributable to T1 Energy Inc. for the years ended December 31, 2024 and 2023, as if the Trina Business Combination had occurred on January 1, 2023. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of each period presented or results, which may occur in the future.

(Unaudited in thousands)	Year ended December 31,
	2024	2023
Net sales	$2,990	$—
Net loss attributable to T1 Energy Inc.	$(535,864)	$(127,361)
Under the terms of the Transaction Agreement with Trina, we agreed to use reasonable efforts to dispose of, divest, transfer, or otherwise sell the assets and operations that constitute its European business within six months of closing. If the European business remains unsold after this period, we will incur fees of $2.0 million per month until the business is disposed of. Additionally, if the total consideration received through disposal is less than $45.0 million, we will owe fees equal to 19.9% of the shortfall.
3. INVENTORY
Inventory consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$253,409	$—
Finished goods	21,140	—
Total	$274,549	$—
4. PROPERTY AND EQUIPMENT, NET AND INTANGIBLES, NET
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Office equipment	$2,634	$2,895
Construction in progress	284,136	—
	286,770	2,895
Less: Accumulated depreciation	(1,583)	(1,148)
Total	$285,187	$1,747
Construction in progress primarily consists of ongoing construction of our module production facility in Wilmer, Texas, which has not yet been placed in service. Depreciation expense from continuing operations was $0.6 million in 2024 and $0.6 million in 2023.

Long-lived assets, consisting of property and equipment, net and right-of-use asset under operating leases, by geographic area consisted of the following (in thousands):

	December 31,
	2024	2023
United States	$395,217	$—
Norway	1,051	1,747
Total	$396,268	$1,747
Intangible Assets, net
Intangible assets consisted of customer contracts acquired through the Trina Business Combination. The customer contracts have a useful life of 5 years, aligning with their contractual terms. As of December 31, 2024, one of the contracts had commenced amortization. Amortization expense was $1.1 million in 2024 and zero in 2023.
Intangible assets, net consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts	$283,000	$(1,119)	$281,881	$—	$—	$—

Future annual amortization expense is estimated to be as follows (in thousands):

2025	$53,831
2026	56,600
2027	56,600
2028	56,600
2029	55,481
Thereafter	2,769
Total	$281,881
5. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued purchases	$65,146	$1,290
Accrued payroll and payroll related expenses	12,378	7,254
Operating lease liabilities (Note 7)	9,314	—
Other current liabilities	4,508	1,237
Total	$91,346	$9,781

6. DEBT
Our debt arrangements consisted of the following (in thousands):

	December 31,
Loan Agreement	2024	2023
Trina Solar AG Note	$150,000	$—
Trina Solar (U.S.), Inc. Production Reserve Fee	220,000	—
Senior Secured Credit Facility	235,000	—
Convertible note - related party	80,000	—
Total debt principal	685,000	—
Less: unamortized discount	(82,723)	—
Total debt	602,277	—
Less: current portion	94,367	—
Noncurrent portion	$507,910	$—
Trina Solar AG Note
In conjunction with the Trina Business Combination, we entered into a credit agreement with Trina Solar (Schweiz) AG, a related party. The principal on the note is payable in quarterly installments of $7.5 million commencing on December 31, 2025 and concluding on the December 23, 2029 maturity date with the repayment of the final $30.0 million. The note bears interest at a rate per annum equal to 1.0%.
Trina Solar (U.S.), Inc. Production Reserve Fee
In connection with the Trina Business Combination, the Company assumed a debt obligation with Trina Solar (U.S.), Inc., a related party. The principal on the debt is payable in annual installments of $44.0 million commencing on the first anniversary of the business combination date. Provided that the Company makes all scheduled installment payments, the debt will bear no interest. However, if the Company fails to make an installment payment, both parties shall negotiate a revised payment schedule in good faith, and any unpaid installment balance will accrue interest at a rate of 6.0% per annum.
Senior Secured Credit Facility
As part of the Trina Business Combination, we took on a credit agreement with a consortium of banks, with HSBC Bank USA, N.A. serving as the administrative agent (the "Credit Agreement"). This Credit Agreement provides for $235.0 million in borrowings through a senior secured construction-to-term loan facility. The Facility is dedicated to financing the development, construction, and operation of our five gigawatt solar module manufacturing project in Wilmer, Texas, as well as funding related fees and expenses. The Credit Agreement matures on December 31, 2029.
Borrowings under the Credit Agreement are secured by substantially all of our project-related assets. Interest on amounts drawn accrues at our option of either (i) a base rate (as defined in the Credit Agreement) plus a margin of 3.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.5%. We may prepay the outstanding amounts or reduce the commitment in whole or in part at any time, subject to certain customary conditions. The Credit Agreement requires us to comply with specified financial and non-financial covenants, including the maintenance of certain leverage ratios, a debt service ratio and a facility commissioning deadline. We were in compliance with the financial and non-financial covenants in the Credit Agreement as of December 31, 2024. After December 31, 2024 the Credit Agreement was amended to extend the facility commissioning deadline to April 30, 2025.
Convertible note - related party
On December 23, 2024, we issued an $80.0 million convertible note to Trina Solar (Schweiz) AG, a related party. The note will convert into our common stock in two stages: (i) into 12.5 million shares of common stock, subject to certain adjustments, upon obtaining approval from the Committee on Foreign Investment in the United States (“CFIUS”) on the Trina Business Combination and (ii) into 17.9 million shares of common stock, subject to certain adjustments, upon securing required stockholder approval. If these conditions are not met, the convertible note may be replaced with a new unsecured senior note on similar terms. The convertible note bears interest at 7% per annum, escalating by an additional 3% every 60 days if conversion does not occur within specified deadlines. As of December 31, 2024, $80.7 million was outstanding on the convertible note.

Interest Rates
As of December 31, 2024, our debt borrowing rates were as follows:

Loan Agreement	Interest Rate	Effective Interest Rate
Trina Solar AG Note	1.0%	6.0%
Trina Solar (U.S.), Inc. Production Reserve	0.0%	4.9%
Senior Secured Credit Facility	SOFR plus 2.5%	7.1%
Convertible note - related party	7.0%	6.9%
Schedule of Principal Maturities of Debt
The aggregate maturities of long-term debt as of December 31, 2024 were as follows (in thousands):

2025	$98,367
2026	136,357
2027	141,578
2028	140,951
2029	167,747
Thereafter	—
Total	$685,000
7. LEASES
We hold an operating lease for the building of our solar module facility in Wilmer, Texas. The lease was obtained through the Trina Business Combination. We have no other leases that are presented as continuing operations.
Lease liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued liabilities and other (Note 5)	$9,314	$—
Operating lease liability	101,787	—
Total	$111,101	$—
Lease expenses consisted of the following (in thousands):

	Year ended December 31,
	2024	2023
Operating lease cost	$271	$—
Variable lease cost	—	—
Short-term lease cost	—	—
Total lease cost	$271	$—

The remaining minimum lease payments due on our long-term leases are as follows (in thousands):

2025	$9,685
2026	10,389
2027	10,778
2028	11,182
2029	11,602
Thereafter	131,538
Total undiscounted lease payments	185,174
Less: imputed interest	(74,073)
Present value of lease liabilities	$111,101
Weighted average remaining lease term and discount rate are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	14.4	0.0
Weighted-average discount rate	7.1%	—%
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$—	$—
Lease liabilities arising from obtaining right-of-use assets	$111,179	$—
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and if such loss or a range of losses is estimable, often involves significant judgment, including estimates and assumptions about future events.
To the knowledge of our management, as of December 31, 2024 there is no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.
9. WARRANTS
Public and Private Warrants
As of December 31, 2024 and December 31, 2023, we had 24.6 million warrants outstanding (the “Warrants”), consisting of 14.7 million public warrants (the “Public Warrants”) and 9.9 million private warrants (the “Private Warrants”) as of December 31, 2024 and 14.6 million Public Warrants and 10.0 million Private Warrants as of December 31, 2023. Each Warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
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
The Private Warrants are identical to the Public Warrants, except that so long as they are held by a certain holder or any of its permitted transferees, the Private Warrants: (i) may be exercised for cash or on a cashless basis and (ii) shall not be redeemable by us. We determined that the Private Warrants are not considered indexed to our common stock as the holder of the Private Warrants impacts the settlement amount and thus, they are liability classified. The Private Warrants are presented as warrant liability on the consolidated balance sheets.
If Private Warrants are sold or transferred to another party that is not the specified holder or any of its permitted transferees, the Private Warrants become Public Warrants and qualify for classification within stockholders’ equity at the fair value on the date of the transfer. See also Note 11 – Fair Value Measurement.
EDGE Warrants
As of December 31, 2024 and December 31, 2023, we had 0.7 million and 2.2 million warrants, respectively, held by EDGE Global LLC (“EDGE”) or its co-owners, that were outstanding and exercisable. These warrants entitle the holder thereof to purchase one share of our common stock at the exercise price, subject to adjustments. The EDGE warrants outstanding as of December 31, 2024 have an exercise price of $1.22 and expire on September 30, 2025. During the year ended December 31, 2024, 1.5 million warrants with an exercise price of $0.95 were exercised and settled in shares, net of shares withheld to satisfy the exercise price.
10. REDEEMABLE PREFERRED STOCK, ANTI-DILUTION RIGHT, AND SHARE PURCHASE AGREEMENT
Redeemable Preferred Stock
As of December 31, 2024, 5.0 million shares of non-voting Convertible Series A Preferred Stock (“Preferred Stock”) are issued and outstanding. Each share of Preferred Stock has a stated value of $10.00, for an aggregate value of $50.0 million.
The Preferred Stock was issued to certain funds and accounts managed by Encompass Capital Advisors LLC, a related party, and has a term of three years from December 23, 2024. If not converted by the holder, we are required to redeem the Preferred Stock at maturity at par value plus any accrued and unpaid dividends. The Preferred Stock will rank senior to the Common Stock but junior to all debt obligations of the Company and will have a liquidation preference equal to $10.00 per share of Preferred Stock plus accrued but unpaid dividends. The Preferred Stock carries 6% cash dividends, accruing on the funding of the first tranche and payable in arrears (i) on the dividend date 18 months after the first tranche funding and (ii) every six months after such dividend payment date. We recognized $73,000 of accumulated and unpaid dividends.
At our sole discretion upon proceeding to a final investment decision on a solar cell manufacturing facility with our subsidiary Trina Solar US Manufacturing Cell 1, LLC, we may issue an additional second tranche of 5.0 million shares of Series A Preferred Stock to the holders in exchange for $50.0 million (“Tranche Right”).
The Preferred Stock has a conversion price of $2.50 per share of Common Stock, however if we elect not to utilize the Tranche Right on the date that the Company proceeds with its final investment decision with respect to the TUM 2 facility, the conversion price is reduced to $1.79 per share of Common Stock. The conversion rights are held by the holder of the Preferred Stock.
We evaluated the accounting for the instruments issued and determined the Series A Shares and Tranche Right are freestanding instruments. The Preferred Stock is recorded in temporary equity on the consolidated balance sheets as its settlement is outside the Company’s control, as we could be required by the holder to redeem the shares for cash or shares, at their option and the Tranche Right is recorded in stockholder’s equity.
The proceeds of the Preferred stock and Tranche Right were allocated based on their relative fair value. The effective interest method is applied to recognize the adjustment from the initial carrying value to the full redemption value over the period from issuance date to the earliest redemption date.
Anti-dilution Right
In connection with the Trina acquisition, we provided Trina Solar (Schweiz) AG the right (“Anti-dilution Right”), but not the obligation, to acquire a number of shares of our common stock so that Trina Solar (Schweiz) AG’s proportionate ownership of our common stock after the conversion of the Preferred Stock will be the same as before the conversion at a price equal to $2.50 per share of our common stock or otherwise equal to the price for the conversion of Preferred Stock. We determined that the Anti-dilution Right was a freestanding financial instrument, and classified it as an other long term liability on our consolidated balance sheets, initially recorded at fair value. The Anti-dilution Right is subsequently revalued until anti-dilution shares are issued or expired, with changes in fair value for each reporting period recognized in other income (expense), net.
Share Purchase Agreement
On November 6, 2024, the Company and an investor who is a significant shareholder of Trina Solar, entered into a share purchase agreement (“Share Purchase Agreement”) pursuant to which the investor subscribed for approximately $14.8 million of shares of our common stock at a price of $1.05 per share. The purchase and sale of the shares are conditioned upon, amongst other things, CFIUS approval of the transaction. In the event CFIUS approval does not occur, the Company will not be obligated to proceed with the transaction and the Company shall use its best efforts, within six months, to sell an equivalent number of shares of Common Stock in a private offering or public offering at such price per share as the Company shall determine in its absolute direction (the “Alternative Transaction Purchase Price”). If the Alternative Transaction

Purchase Price (net of any commissions, fees and expenses) exceeds $1.05, the Company shall pay to the investor an amount equal to the excess multiplied by the number of shares sold (up to the number of Shares proposed to be sold pursuant to this Agreement). In the event that the Company has not been able to complete such sale of Common Stock by the end of such six month period, no payment shall be due from the Company to the investor. We recognized the Share Purchase Agreement as a derivative liability on our consolidated balance sheets and initially recorded it at fair value. The Share Purchase Agreement is subsequently revalued until shares are issued or in the event of CFIUS turndown, a cash payment occurs with changes in fair value for each reporting period recognized in other income (expense).
11. FAIR VALUE MEASUREMENT
Financial liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Anti-dilution Right	$—	$—	$18,454	$18,454	$—	$—	$—	$—
Share Purchase Agreement	$—	$—	$14,905	$14,905	$—	$—	$—	$—
Warrant Liability	$—	$—	$3,306	$3,306	$—	$—	$2,025	$2,025
We measure our Anti-dilution Right, Share Purchase Agreement and warrant liabilities for Private Warrants at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation uses assumptions and estimates that we believed a market participant would use when making the same valuation. Changes in the fair value of the Anti-dilution Right, Share Purchase Agreement and Private Warrants were recognized under other expenses, net in the consolidated statements of operations and comprehensive loss.
As of December 31, 2024 and December 31, 2023, the carrying value of all other financial assets and liabilities approximated their respective fair values.
Anti-dilution Right
The Anti-dilution Right was valued using the Black-Scholes-Merton option pricing model. See Note 10 – Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement above for further details. Our use of the Black-Scholes-Merton option pricing model for the Anti-dilution Right, required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Anti-dilution Right.
•The expected term was determined based on the expiration date of the Anti-dilution Right.
•The expected volatility assumption was based on the implied volatility from the Company’s stock price.
The fair value of the Anti-dilution Right was determined using this approach, an exercise price of $2.50, and a share price of $2.58 as of December 31, 2024. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement, of the Anti-dilution Right.
Share Purchase Agreement
The Share Purchase Agreement was valued using the Black-Scholes-Merton option pricing model. See Note 10 – Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement above for further details. Our use of the Black-Scholes-Merton option pricing model for the Share Purchase Agreement, required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Share Purchase Agreement.
•The expected term was determined based on the expiration date of the Share Purchase Agreement.
•The expected volatility assumption was based on the implied volatility from the Company’s stock price.
The fair value of the Share Purchase Agreement was determined using this approach, an exercise price of $1.05, and a share price of $2.58 as of December 31, 2024. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement, of the Share Purchase Agreement.

Private Warrants
The Private Warrants were valued using the Black-Scholes-Merton option pricing model. See Note 9 – Warrants above for further details. Our use of the Black-Scholes-Merton option pricing model for the Private Warrants, required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Private Warrants.
•The expected term was determined based on the expiration date of the Private Warrants.
•The expected volatility assumption was based on the implied volatility from the publicly traded Public Warrants.
The fair value of the Private Warrants was determined using this approach, an exercise price of $11.50, and a share price of $2.58 as of December 31, 2024 and $1.87 as of December 31, 2023. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement, of the Private Warrants.
Convertible Note
On October 8, 2021, we invested $20.0 million in a Convertible Note and elected to account for the Convertible Note using the fair value option. The Convertible Note was scheduled to mature on October 8, 2024, carried an annual interest rate of 5%, and was convertible into common stock or preferred stock of 24M at our option beginning on October 8, 2023 or automatically upon certain events. In December 2022, we signed a contract amendment that would result in the Convertible Note converting to preferred stock in March 2023, based on the contractual conversion price in the original contract. We determined the fair value of the Convertible Note, prior to its conversion to preferred stock of 24M.
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
Rollforward of Level 3 Fair Value Instruments
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

	Year ended December 31, 2024			Year ended December 31, 2023
	Liability			Asset	Liability
	Anti-dilution Right	Private Warrants	Share Purchase Agreement	Convertible Note	Private Warrants
Balance (beginning of period)	$—	$2,025	$—	$19,954	$33,849
Business combination	18,454	—	—	—	—
Fair value measurement adjustments	—	1,291	14,905	1,074	(31,763)
Conversion to preferred stock	—	—	—	(21,028)	—
Reclassification to Public Warrants	—	(10)	—	—	(61)
Balance (end of period)	$18,454	$3,306	$14,905	$—	$2,025
12. STOCKHOLDERS' EQUITY
Common Stock
As of December 31, 2024, 355.0 million shares of common stock were authorized with a par value of $0.01 per share and 155.9 million shares of common stock were outstanding. Holders of common stock are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. As of December 31, 2024, we have not declared any dividends.
Non-Controlling Interest
On September 30, 2024, the Company completed the purchase of 100% of its U.S. joint venture through the acquisition of the remaining 4% non-controlling interest.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (amended and restated as of April 22, 2024), (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees, and they do not typically forfeit for directors. Generally, our RSUs are equity-classified awards, as they are share settled. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price. As of December 31, 2024, a total of 34.9 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
A rollforward of options outstanding under the 2021 Plan was as follows (number of options in thousands):

	Number of options	Weighted average exercise price
Outstanding at January 1, 2024	10,503	$8.50
Granted	15,151	1.52
Forfeited	(14,106)	4.30
Outstanding at December 31, 2024	11,548	4.61
Exercisable at December 31, 2024	3,750	$8.35
The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2024 was $7.2 million and $0.8 million, respectively. The weighted average remaining life for options outstanding and exercisable as of December 31, 2024 was 3.5 years and 2.8 years, respectively.
A rollforward of RSUs outstanding under the 2021 Plan was as follows (number of RSUs in thousands):

	Number of RSUs	Weighted average grant date fair value
Outstanding at January 1, 2024	157	$7.33
Granted	1,822	1.95
Vested	(59)	1.89
Forfeited	(403)	3.27
Outstanding at December 31, 2024	1,517	$1.94
The aggregate intrinsic value of RSUs outstanding as of December 31, 2024 was $3.9 million. The weighted average remaining life for RSUs as of December 31, 2024 was 2.2 years. The Company paid $0.1 million and $0.2 million for RSUs vested during 2024 and 2023 respectively.
2019 Plan
The 2019 Incentive Stock Option Plan (the “2019 Plan”) was issued on September 11, 2019. All stock options and warrants granted under the 2019 Plan are fully vested and no further awards can be issued. Outstanding awards under the 2019 Plan are required to be cash settled. The awards granted under the 2019 Plan are liability-classified awards, and as such, these awards are remeasured to fair value at each reporting date with changes to the fair value recognized as stock compensation expense in general and administrative expense or research and development expense within the consolidated statements of operations and comprehensive loss. Cumulative stock compensation expense cannot be reduced below the grant date fair value of the original award.
A rollforward of employee options and warrants outstanding under the 2019 Plan was as follows (number of options and warrants in thousands):

	Number of options and warrants	Weighted average exercise price
Outstanding at January 1, 2024	649	$3.25
Exercised	(67)	3.60
Forfeited	(179)	1.14
Outstanding at December 31, 2024	402	$3.45
The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2024 was $0.1 million. The weighted average remaining life for options and warrants outstanding and exercisable as of December 31, 2024 was 6 months. The Company paid less than $0.1 million for 2019 Plan options and warrants exercised in both 2024 and 2023.

Jensen Option Awards
In June 2021, our then Chief Executive Officer (“CEO”), Tom Einar Jensen, entered into a stock option agreement, as an appendix to an employment agreement. In accordance with the stock option agreement, on July 13, 2021, Mr. Jensen was granted 850,000 options to acquire our shares at an exercise price of $10.00 (the “Jensen Options”) of which the performance criteria for a total of 661,000 of the stock options were met by December 31, 2023 and the remaining stock options were forfeited. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2024 was zero.
Valuation and Expense
Valuation Models and Assumptions
We generally estimate the fair value of stock options and warrants with service or service and performance vesting conditions using the Black-Scholes-Merton option pricing model. The grant date fair value is determined for equity-classified options, and liability-classified options and warrants are revalued at each reporting date. The fair value of RSUs is based on the closing fair market value of our common stock.
The weighted average grant date assumptions and fair values for stock options and warrants calculated using the Black-Scholes-Merton option pricing model are as follows:

	Year ended December 31,
	2024	2023
Valuation assumptions:
Expected term (years)	3.45	3.47
Expected volatility	83.2%	60.5%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.0%	4.1%
Grant date fair value	$0.82	$3.09
The Company generally uses the simplified method when calculating the expected term due to insufficient historical exercise data. In 2024, the expected volatility was based on the historical volatility of our common stock. In 2023, due to limited trading history of our common stock, the expected volatility was derived from the average historical stock volatility of a peer group of public companies. The expected dividend yield was based on our expectation that we would not pay dividends in the foreseeable future. The risk-free interest rate was based on U.S. Treasury Rates.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2024	2023
General and administrative	$6,898	$10,991
Net loss from discontinued operations, net of tax	853	604
As of December 31, 2024, we had $7.4 million of total unrecognized share-based compensation expense which will be recognized over a weighted-average period of 1.8 years.

13. INCOME TAXES
Income tax benefit (expense) for each of the years ended December 31, 2024 and 2023 on continuing operations was as follows (in thousands):

	Year ended December 31,
	2024	2023
Federal	$14,143	$(176)
State	1,618	(267)
Foreign	—	—
	$15,760	$(443)

Current	$—	$—
Deferred	15,760	(443)
	$15,760	$(443)
A reconciliation of our income tax benefit (expense) to the amount obtained by applying the statutory tax rate in the Company’s country of incorporation as of December 31 is as follows (in thousands, except percentages):

	Year ended December 31,
	2024	2023
Pretax net loss	$(80,400)	$(18,205)
Statutory tax rate	21%	21%
Income tax benefit calculated at statutory tax rate	16,884	3,823
Total state tax provision	1,618	108
Permanent difference - Fair value adjustments	(3,401)	226
Permanent difference - Trina business combination transaction costs	(2,803)	—
Changes in valuation allowance	2,475	(1,315)
Other permanent tax items, net	987	(3,285)
Income tax benefit (expense)	$15,760	$(443)
Effective tax rate	20%	(1)%
Deferred tax assets and liabilities presented are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Tax losses carryforwards	$21,287	$1,814
Advances to suppliers	10,799	—
Production reserve fee	11,754	—
Deferred financing costs	2,040	—
Deferred income	6,270	—
Operating lease liability	23,670	—
Stock-based compensation	584	640
Other	1,259	150
Total deferred tax assets before valuation allowance	77,664	2,604
Valuation allowance	(6,854)	(1,887)
Total deferred tax assets	70,809	717
Deferred tax liabilities
Right-of-use asset under operating leases	27,306	—
Intangible assets	64,091	—
Other	639	1,160
Total deferred tax liabilities	92,036	1,160
Net deferred tax liability	$21,227	$443
The Company recorded excess net deferred tax liabilities related to the Business Combination which provided a source of future taxable income to support the partial realization of the Company’s deferred tax assets. As of December 31,

2024, we had a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis. The valuation allowance which includes historic losses from the discontinued Georgia business increased by $5.0 million in 2024 and increased by $1.3 million in 2023. The increase in the valuation allowance in 2024 and 2023 was primarily related to the increase in net operating loss carryforwards in the U.S.
As of December 31, 2024, we had federal and aggregate state net operating losses of $92.8 million and $31.3 million respectively. Federal net operating losses can be carried forward indefinitely along with the majority of the balance of state tax losses.
We are required to pay income taxes and are subject to potential examination in our locations of operations, including in the U.S. and in certain U.S. states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws. Our tax years remain open for examination by all tax authorities since inception. We have not identified any uncertain tax positions or recorded any liabilities, or any associated interest or penalties for the years ended December 31, 2024 and 2023.
14. RELATED PARTY TRANSACTIONS
Consulting Agreement
During the year ended December 31, 2024, we engaged three members of the Board of Directors under consulting agreements. In June 2024, one of these agreements was effectively terminated. The expenses incurred for these consulting services for both the years ended December 31, 2024 and 2023 were $0.6 million. These expenses are recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. As of both December 31, 2024 and 2023, an unpaid amount $0.1 million was recognized in accounts payable related to these agreements.
Metier
In 2020, we entered into a framework agreement with Metier OEC, which provides primarily project management and administrative consulting services. The CEO of Metier OEC is the brother of our current Chief Development Officer. For the years ended December 31, 2024 and 2023, $1.8 million and $4.3 million, respectively, are recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2024 and 2023, $0.1 million and $1.6 million, respectively, met the requirements for capitalization and are recognized as property and equipment within the consolidated balance sheet. The unpaid amounts of $0.1 million and $0.3 million are recognized in accounts payable and accrued liabilities and other as of December 31, 2024 and 2023, respectively.
Trina Group
As a result of the business combination discussed in Note 2 - Business Combinations, Trina Solar (Schweiz) AG and its affiliates (the “Trina Group”) meet the definition of related parties. We have related party balances and transactions with the Trina Group as a result of the business combination and through the normal course of business.
Module sales of $2.9 million to the Trina Group are presented as net sales for the year ended December 31, 2024. Deferred revenue from offtake agreements with the Trina group of $40.2 million are recognized under deferred revenue as of December 31, 2024. In addition, the Company has agreements with the Trina Group to supply certain materials and components used in our solar module production. As of December 31, 2024, payables to related parties of $52.5 million were recognized in relation to these agreements.
As consideration for the Trina Business Combination, we issued a note payable, a convertible note, and a derivative anti-dilution right to the Trina Group. In addition, the Company assumed an existing debt obligation to the Trina Group. Refer to Note 6 - Debt and Note 10 - Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement for additional details on these instruments.
15. NET LOSS PER SHARE
The Company’s basic net loss per share for the years ended December 31, 2024 and 2023 was computed by dividing net loss by the weighted-average shares of common stock outstanding.
No dividends were declared or paid in 2024 and 2023.
Diluted net loss per share adjusts basic net loss per share to give effect to all potential common shares that were dilutive and outstanding during the period. The treasury stock method was used to assess our warrants and share-based payment awards, while the if-converted method was used to assess our shares of redeemable preferred stock.

The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Year ended December 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(64,640)	$(18,648)
Net loss from discontinued operations, net of tax	(385,914)	(54,448)
Net loss attributable to common stockholders	(450,239)	(71,945)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	140,538	139,705
Net loss per share:
Net loss per share from continuing operations - basic and diluted	$(0.46)	$(0.13)
Net loss per share from discontinued operations, net of tax - basic and diluted	$(2.75)	$(0.39)
Net loss per share attributable to common stockholders - basic and diluted	$(3.20)	$(0.51)
The outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive are as follows (in thousands):

	December 31,
	2024	2023
Redeemable preferred stock (on an as converted basis)	20,292	—
Public Warrants	14,675	14,625
Private Warrants	9,950	10,000
EDGE Warrants	687	2,176
Employee options	11,548	10,503
RSUs	1,517	—
Jensen Options	661	661
Total	59,330	37,965
16. DISCONTINUED OPERATIONS
As of December 31, 2024, we determined the assets for our European businesses and our Coweta County, Georgia business, met the criteria for classification as held for sale. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the historical results of these businesses, are classified as discontinued operations for all periods presented herein
In December 2024, we signed a letter of intent to sell our land in Coweta County, Georgia, for $50.0 million. The sale was completed on February 15, 2025, and after repayment of local and state government grants net proceeds will be $22.5 million.

Details of net loss from discontinued operations, net of taxes, are as follows (in thousands):

	Year ended December 31,
	2024	2023
Costs and expenses
General and administrative	$21,069	$42,606
Research and development	34,050	28,457
Restructuring charge	28,447	6,016
Share of net loss of equity method investee	596	379
Total costs and expense	84,162	77,458
Loss from discontinued operations	(84,162)	(77,458)
Other income, net	4,764	23,237
Loss from classification to held for sale	(312,896)	—
Loss from discontinued operations before income taxes	(392,294)	(54,221)
Income tax benefit (expense)	6,380	(227)
Net loss from discontinued operations, net of tax	$(385,914)	$(54,448)
Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
2024 Restructuring
In September 2024, we implemented a restructuring process (the “2024 Restructuring”), to reduce overhead costs and better align the organization to current opportunities. We accrued severance and other termination benefits of $7.3 million related to the 2024 Restructuring. In addition, we agreed to transfer our holdings of 24M preferred stock.
The changes in accrued severance and other termination benefits for the 2024 Restructuring were as follows (in thousands):

Amount
Balance as of January 1, 2024	$—
Severance and other personnel costs	7,282
Contract termination cost	21,028
Non-cash transfer agreement of 24M preferred stock	(21,028)
Cash payments	(6,114)
Balance as of December 31, 2024	$1,168
2023 Restructuring
In November 2023, we announced a restructuring process (the “2023 Restructuring”), which focused on preserving Company liquidity. We accrued severance and other termination benefits of $6.0 million related to the 2023 Restructuring.

The changes in accrued severance and other termination benefits for the 2023 Restructuring were as follows (in thousands):

Amount
Balance as of January 1, 2024	$6,016
Severance and other personnel costs	137
Cash payments	(6,026)
Foreign currency exchange effects	(127)
Balance as of December 31, 2024	$—
Details of the assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2024	2023
Restricted cash	$—	$21,434
Other current assets	8,926	36,212
Property and equipment, net	52,765	—
Intangible assets, net	1,625	—
Investments	515	—
Right-of-use asset under operating leases	1,078	—
Current assets of discontinued operations	$64,909	$57,646

Property and equipment, net	$—	$364,610
Intangible assets, net	—	2,813
Investments	—	22,303
Right-of-use asset under operating leases	—	24,476
Other long-term assets	—	4,282
Non-current assets of discontinued operations	$—	$418,484

Accounts payable	$2,566	$10,190
Accrued liabilities and other	5,764	21,103
Operating lease liability	15,136	—
Deferred revenue	543	187
Other current liabilities	27,000	—
Current liabilities of discontinued operations	$51,009	$31,480

Operating lease liability	$—	$18,816
Other long-term liabilities	—	27,000
Non-current liabilities of discontinued operations	$—	$45,816
The Company recorded a valuation allowance against the assets held for sale to reflect the write-down of the carrying value to fair value less estimated costs to sell. The non-cash valuation allowance of $312.9 million was recorded within loss from classification to held for sale in the summarized financial information of discontinued operations for the year ended December 31, 2024.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Cash flow and non-cash information for the discontinued operations are as follows (in thousands):

	Year ended December 31,
	2024	2023
Depreciation	$8,647	$2,592
Amortization	150	150
Capital expenditures	35,328	187,823
Proceeds from the return of property and equipment deposits	22,735	—
Conversion of convertible note into preferred shares	—	21,028
Accrued purchases of property and equipment and intangible assets	5,016	22,312
Investments
The Company’s equity investments consisted of the following (in thousands):

	December 31,
Investment	2024	2023
Equity method investments:
Nidec Energy AS	$515	$1,275
Investments without readily determinable fair values:
24M preferred stock	—	21,028
Investments	$515	$22,303
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
Equity Investments Without Readily Determinable Fair Values
On October 8, 2021, we invested in an unsecured convertible note receivable (the “Convertible Note”) from 24M, our battery platform technology licensor for our planned gigafactories. In December 2022, we signed a contract amendment that would result in the Convertible Note converting to preferred stock in March 2023 based on the contractual conversion price in the original contract. On March 24, 2023, we converted the Convertible Note to preferred stock of 24M. As the 24M preferred stock did not have a readily determinable fair value and does not provide the Company with control or significant influence, we elected to account for the 24M preferred stock under the measurement alternative. In connection with the Transaction Agreement the Company terminated its SemiSolidTM technology license with 24M. Pursuant to the termination of the 24M license agreement, FREYR agreed to transfer all of its 24M preferred stock to 24M for $1.00.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2024, were effective at a reasonable assurance level.
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
Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Trina Solar US Holding, acquired on December 23, 2024, which is included in our consolidated financial statements since the date of acquisition and represented 88% of our total assets as of December 31, 2024 after excluding goodwill and intangible assets acquired, and 100% of our total revenues for the year ended December 31, 2024. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting.
We acquired Trina Solar US Holding on December 23, 2024, and the addition of Trina Solar US Holding’s financial systems and processes represent a change in our internal controls over financial reporting. There were no other changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408(a) of Regulation S-K.
During the three months ended December 31, 2024, the Company did not adopt, modify, or terminate a “Rule 10b5-1 trading arrangement” as such term is defined under Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and certain other individuals associated with us that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The remaining information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

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

2.5 +/++
Transaction Agreement by and among FREYR Battery, Inc. and Trina Solar (Schweiz) AG, dated as of November 6, 2024 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 6, 2024).

3.1*	Second Amended and Restated Certificate of Incorporation of T1 Energy Inc., a Delaware corporation.
3.2	Second Amended and Restated Bylaws of T1 Energy Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 19, 2025).
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

10.2++
Preferred Stock Purchase Agreement entered into on November 6, 2024 by and between FREYR Battery, Inc. and certain funds and accounts managed by Encompass Capital Advisors LLC, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2024)

10.3	Form of Note Instrument (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 6, 2024)
10.4	Form of Convertible Note Instrument (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 6, 2024)
10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 6, 2024)
10.6
Securities Purchase Agreement entered into on November 6, 2024 by and among FREYR Battery, Inc., and Trinaway Investment Second Ltd. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on November 6, 2024)

10.7
Voting Agreement entered into on November 6, 2024 by and between FREYR Battery, Inc. and Encompass Capital Advisors LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on November 6, 2024)

Exhibit Number	Description
10.8
Cooperation Agreement entered into on December 23, 2024 by and between FREYR Battery, Inc. and Trina Solar (Schweiz) AG (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on December 27, 2024)

10.9+
Module Operational Support Agreement entered into on December 23, 2024 by and between FREYR Battery, Inc. and Trina Solar (U.S.), Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on December 27, 2024)

10.10+
Sales Agency and Aftermarket Services Agreement entered into on December 23, 2024 by and between Trina Solar (U.S.), Inc. and Trina Solar US Manufacturing Module 1, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on December 27, 2024)

10.11+
IP License Agreement entered into on December 23, 2024 by and between Trina Solar Co., Ltd. and FREYR Battery, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on December 27, 2024)

10.12+
Credit Agreement entered into on July 16, 2024 by and among Trina Solar US Manufacturing Module 1, LLC, as borrower, the lenders from time to time party thereto, HSBC Bank USA, N.A., as administrative and collateral agent, Standard Chartered Bank, Société Générale and HSBC Bank USA, N.A., as joint lead arrangers, Standard Chartered Bank, as green loan coordinator (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on December 27, 2024)

10.13+
Credit Agreement Amendment No. 1 entered into on December 23, 2024 by and among Trina Solar US Manufacturing Module 1, LLC, as borrower, the lenders from time to time party thereto, HSBC Bank USA, N.A., as administrative and collateral agent, Standard Chartered Bank, Société Générale and HSBC Bank USA, N.A., as joint lead arrangers, Standard Chartered Bank, as green loan coordinator (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on December 27, 2024)

10.14+
Equity Contribution Agreement entered into on December 23, 2024 by and among FREYR Battery, Inc., as sponsor, Trina Solar US Manufacturing Module 1, LLC, as borrower, Trina Solar US Manufacturing Holding Inc., and HSBC Bank USA, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on December 27, 2024)

10.15+
Loan Commitment Agreement entered into on December 23, 2024 by and between FREYR Battery, Inc. and Trina Solar Energy Development PTE. Ltd. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on December 27, 2024)

10.16#
Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Einar Kilde (incorporated by reference to Exhibit 10.6 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

10.17
Mutual Termination Agreement, entered into on November 4, 2024, by and between 24M Technologies, Inc., FREYR Battery Norway AS and FREYR Battery US, LLC (incorporated by reference to Exhibit 10.1 of FREYR Battery’s Form 8-K filed with the SEC on November 6, 2024)

10.18
Ground Lease Agreement, entered into on January 7, 2022, by and between Mo Industripark AS and FREYR Battery Norway AS (Agreement no. 3046D) (incorporated by reference to Exhibit 10.11 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.19
The First Additional Agreement to Agreement no. 3046D (Ground Lease Agreement), entered into on May 9, 2022, by and between Mo Industripark AS and FREYR Battery Norway AS (incorporated by reference to Exhibit 10.12 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.20
Amendment to the Ground Lease Agreement (Agreement no. 3046D) entered into on February 9, 2022 by and between Mo Industripark AS and FREYR Battery Norway AS (incorporated by reference to Exhibit 10.13 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.21
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

Exhibit Number	Description
10.23#
Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Are Brautaset (incorporated by reference to Exhibit 10.10 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

10.24#
Employment Agreement entered into on May 10, 2022 between FREYR Battery Norway AS and Jan Dahm-Simonsen (incorporated by reference to Exhibit 10.17 of FREYR Battery’s Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.25#
Consultancy Agreement entered into on May 14, 2021 between FREYR Battery and Peter Matrai (incorporated by reference to Exhibit 10.14 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

10.26#
Employment Agreement entered into on March 23, 2022 between FREYR Battery Norway AS and Andreas Bentzen (incorporated by reference to Exhibit 10.28 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.27
Cooperation Agreement, entered into on April 18, 2024 by and among Teknovekst Invest AS, Vanir Invest Holding AS, Teknovekst AS, and Tore Ivar Slettemoen, and FREYR Battery, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on April 18, 2024)

10.28
Separation and Release Agreement entered into on June 5, 2024 between FREYR Battery Norway AS and Birger K. Steen (incorporated by reference to Exhibit 10.1 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on June 6, 2024)

10.29
Separation Agreement entered into on June 5, 2024 by and among FREYR Battery, Inc., FREYR Battery US Holding, Inc., and Oscar K. Brown (incorporated by reference to Exhibit 10.2 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.30#
Employment Agreement entered into on June 3, 2024 between FREYR Battery US Holding, Inc. and Evan Calio (incorporated by reference to Exhibit 10.3 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on June 6, 2024)

10.31
Separation Agreement entered into on August 8, 2024 by and among FREYR Battery, Inc. FREYR Battery US Holding, Inc. and Jeremy Bezdek (incorporated by reference to Exhibit 10.1 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on August 9, 2024)

10.32#
Amendment to Consultancy Agreement entered into on August 9, 2024 between FREYR Battery, Inc. and Peter Matrai (incorporated by reference to Exhibit 10.1 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on August 9, 2024)

10.33#
Employment Agreement entered into on August 28, 2024 between FREYR Battery Norway AS and Tom Einar Jensen (incorporated by reference to Exhibit 10.1 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on September 4, 2024)

10.34
Separation and Release Agreement entered into on September 10, 2024 between FREYR Battery, Inc., FREYR Battery Norway AS and Are L. Brautaset (incorporated by reference to Exhibit 10.1 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on September 10, 2024)

10.35
Transition Contract entered into on November 6, 2024 between FREYR Battery Norway AS and Tom Einar Jensen (incorporated by reference to Exhibit 10.9 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on November 6, 2024)

10.36#	FREYR AS Incentive Stock Option Plan, dated November 9, 2019 (incorporated by reference to Exhibit 10.14 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.37#
Option agreement by and between FREYR AS and EDGE Global LLC, dated May 15, 2019 (incorporated by reference to Exhibit 10.15 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.38#	2019 Incentive Stock Option Plan (incorporated by reference to Exhibit 99.1 of FREYR Battery’s Registration Statement on Form S-8 filed with the SEC on December 17, 2021).
10.39
Warrant Agreement, dated November 25, 2019, by and between Alussa Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of Alussa Energy Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on November 29, 2019).

Exhibit Number	Description
10.40#
2021 Equity Incentive Plan (amended and restated by the Board as of April 22, 2024, and approved by the Company’s shareholders on June 13, 2024) included as Appendix A to the Company’s definitive proxy statement filed with the SEC on April 29, 2024.

10.41#	Form of Stock Option Award Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.37 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).
10.42#
Retirement Agreement between FREYR Battery SA and Torstein Dale Sjøtveit (incorporated by reference to Exhibit 10.4 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on August 10, 2023).

10.43#*+++	Consultancy Agreement entered into on November 6, 2024 between FREYR Battery and Mingxing Lin.
10.44#*	Letter Agreement, dated as of November 6, 2024, by and between FREYR Battery and Mingxing Lin.
19.1*+	Insider Trading Policy
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers AS, independent registered public accounting firm of T1 Energy Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy
101*
The following financial information for the period ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024 and 2023; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Documents filed herewith.
+	Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
++	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the registrant treats as private or confidential.
+++	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(a)(6).
#	Management contract and compensatory plan and arrangement.
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T1 Energy Inc.

Date: March 31, 2025	/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2025	/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: March 31, 2025	/s/ Joseph Evan Calio
	Name:	Joseph Evan Calio
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: March 31, 2025	/s/ Denise Cruz
	Name:	Denise Cruz
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Date: March 31, 2025	/s/ W. Richard Anderson
	Name:	W. Richard Anderson
	Title:	Director

Date: March 31, 2025	/s/ Todd Jason Kantor
	Name:	Todd Jason Kantor
	Title:	Director

Date: March 31, 2025	/s/ Mingxing Lin
	Name:	Mingxing Lin
	Title:	Director

Date: March 31, 2025	/s/ Peter Matrai
	Name:	Peter Matrai
	Title:	Director

Date: March 31, 2025	/s/ David J. Manners
	Name:	David J. Manners
	Title:	Director

Date: March 31, 2025	/s/ Tore Ivar Slettemoen
	Name:	Tore Ivar Slettemoen
	Title:	Director

Date: March 31, 2025	/s/ Daniel Aremus Steingart
	Name:	Daniel Aremus Steingart
	Title:	Director

Date: March 31, 2025	/s/ Jessica Wirth Strine
	Name:	Jessica Wirth Strine
	Title:	Director