Form 10-K/A
period 2024-12-31
T1 Energy Inc.
filed 2025-04-30
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission file number 333-274434
T1 Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-3205861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
As of April 28, 2025, 155,938,092 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025 (the “Original Filing”). The Company is filing this Amendment to present the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Filing to incorporation by reference of certain information from our proxy statement into Part III of the Original Filing has been deleted. In addition, Part IV, Item 15 (Exhibit Index) has also been amended to contain currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as otherwise expressly set forth herein, this Amendment (i) does not amend or otherwise update any other information in the Original Filing (ii) does not reflect events occurring after the date of the Original Filing or (iii) modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.
In February 2025, we changed our corporate name from FREYR Battery, Inc. to T1 Energy Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Amendment. As such, unless expressly indicated or the context requires otherwise, the terms “T1,” “T1 Energy,” “Company,” “we,” “us,” and “our” in this document refer to T1 Energy Inc., a Delaware corporation, and, where appropriate, its subsidiaries. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to those terms in the Original Filing.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sets forth certain information, as of the date of this Amendment concerning the persons who serve as our directors.

Name	Age	Position
Daniel Barcelo	55	Chief Executive Officer (“CEO”) and Chairman of the Board
W. Richard Anderson	71	Director
Todd Jason Kantor	46	Director
Mingxing Lin	43	Director
David J. Manners	70	Director
Peter Matrai	52	Director
Tore Ivar Slettemoen	67	Director
Daniel Artemus Steingart	47	Director
Jessica Wirth Strine	46	Director
Daniel Barcelo
Daniel Barcelo, 55, is the Company’s Chief Executive Officer, has served as a director of T1 Energy since the consummation of the Business Combination and was appointed Chief Executive Officer in November 2024. He is also the founder and CEO of Alussa Energy LLC. Prior to founding Alussa Energy in 2019, he was a Director of Research and Portfolio Manager at Moore Capital Management from 2008 to 2011 and an Equity Research Analyst with Lehman Brothers from 1998 to 2004, Bank of America from 2004 to 2008, and Managing Director and Head of Oil & Gas at Renaissance Capital in Moscow, Russia from 2011 to 2012. He has also served as Chief Financial Officer of Ruspetro plc in Russia from 2012 to 2014, Head of Corporate Finance of Lekoil Limited in Nigeria from 2015 to 2016 and co-founder, Director, and Chief Financial Officer of Invicti Terra Argentina Limited in Argentina from 2017 to 2019. Mr. Barcelo is a graduate of Syracuse University with a Bachelor of Science in Finance and is also a Chartered Financial Analyst® charter holder. We believe Mr. Barcelo is qualified to serve on the Board due to his extensive experience in international energy finance and emerging markets.
W. Richard Anderson
W. Richard Anderson, 71, has served as a director of T1 Energy since November 2024. Mr. Anderson has been Chief Executive Officer of Coastline Exploration Limited (formerly SOMA Oil and Gas), with exploration license interests in deep water, offshore Somalia. Mr. Anderson has over 40 years’ experience in the financial aspects of energy related companies, and started his career in audit with PricewaterhouseCoopers, followed by 16 years as a managing and tax partner of Hein & Associates LLP, where he focused on mergers and acquisitions, cross-border transactions and numerous initial and secondary public offerings. From December 1998 to August 2007, he was President and Chief Executive Officer of Prime Natural Resources, Inc. an independent oil and gas exploration and production company, active in the United States, South America and Kurdistan. From 2008 to 2015 he was Chief Financial Officer of Eurasia Drilling Company Ltd (LSE: EDCL), a large oil and gas drilling company in Russia, where he led the company in various executive and director capacities from its initial public offering in 2007 to a privatization in 2015. For the past 25 years, Mr. Anderson has also been a director of various public companies in the energy, exploration and resource extraction industries, assisting companies with initial public offerings and debt issuances, sourcing of other third-party financing, reorganizations, trade sales, pay outs of special dividends, issuing special awards to management teams and conducting internal investigations with the assistance of outside counsel and forensic accountants. He has served on various Audit Committees and as Chairman of the same. From April 2014 to April 2019, he served as a Director and Chairman of the Compensation Committee of Gulf Marine Services (LON: GMS); from August 2008 to the present as a Director of Eurasia Drilling Company Limited and member of the Audit Committee (LON: EDCL) and from December 2013 to the present as a Director of Coastline Exploration Limited (formerly SOMA Oil and Gas). Mr. Anderson’s professional qualifications include membership in the AICPA, Texas Society of Certified Public Accountants, Houston Chapter of Texas Society of CPAs and the Society of Exploration Geophysicists. Mr. Anderson graduated from the University of Colorado, magna cum laude, in 1978 and then obtained a Masters in taxation from the University of Denver in 1985. We believe Mr. Anderson is qualified to serve on the Board because of his extensive operational, public company director and finance experience in the energy, exploration and resource extraction industries.
Todd Jason Kantor
Todd Jason Kantor, 46, has served as a director of T1 Energy since April 2024. Mr. Kantor is the Founder, Portfolio Manager and Managing Member of Encompass Capital Advisors, LLC, an investment adviser registered with the SEC which he launched in 2012. He has over 24 years of experience in the global energy markets as a portfolio manager, analyst, trader, and investment banker. Mr. Kantor manages two alpha-driven long/short equity strategies focused on bottom-up fundamental analysis across the traditional energy and renewables sectors. Prior to founding Encompass Capital, he was a portfolio manager at Citadel LLC’s PioneerPath Capital platform from May 2008 to January 2012, a senior research analyst at Touradji Capital, LP from May 2005 until May 2008, and a senior research analyst and equity trader at Solstice Equity Management from April 2002 until May 2005. Mr. Kantor has a B.B.A. degree, with a concentration in Finance, from the Goizueta Business School at Emory University. Mr. Kantor was recommended as a director nominee by a stockholder. We believe Mr. Kantor is qualified to serve on the Board because of his long leadership experience in finance and investment management, his deep knowledge of the energy industry and his experience in investing in energy transition and energy storage.
Mingxing Lin
Mingxing Lin, 43, has served as director and Chief Strategy Officer of T1 Energy since December 2024. Mr. Lin has over 15 years of finance and multinational management experience. Prior to joining T1 Energy, Mr. Lin served as a manager and deputy head at the Germany Project Team of China Development Bank in Frankfurt, Germany, from October 2010 to December 2020. Mr. Lin was a senior manager of China Everbright Bank Luxembourg Branch from January 2021 to May 2021. From June 2021 to January 2023, Mr. Lin served as an executive director at Fosun Management (Germany) GmbH in Frankfurt am Main, Germany. Since February 2023, Mr. Lin has served as the Head of Overseas Investment and Financing Center and Head of Finance of Overseas Joint Venture Business Unit of Trina Solar Energy Development Pte. Ltd. in Singapore. Mr. Lin received his Bachelor of Economics in Finance from Wuhan University in September 2004 and Bachelor of Science of Engineering in Materials Science and Engineering from Wuhan University of Technology in June 2004. In June 2006, he received his Master of Science of Engineering in Building Materials Science from Wuhan University of Technology. In February 2024, Mr. Lin received his EMBA in Business Administration from Frankfurt School of Finance and Management. We believe Mr. Lin is qualified to serve on the Board due to his extensive business, finance, strategy and leadership experience.
David J. Manners
David J. Manners, 70, has served as a director of T1 Energy since April 2024. Mr. Manners previously founded the Decapolis Group LLC, which was an international consulting firm focused on global oil and gas and renewable energy projects. Prior to founding the Decapolis Group in 1999, he served for 20 years at the U.S. Central Intelligence Agency (“CIA”), which included multiple tours abroad, including serving on two occasions as the CIA’s Chief of Station. Separately, Mr. Manners has for many years provided analyses of global affairs and risks to leading U.S. investment banks, hedge funds, and private equity firms. Mr. Manners graduated with Merit from the United States Naval Academy with a B.S. in European Studies, and he holds an M.A. in Government from Georgetown University. Mr. Manners was recommended as a director nominee by a stockholder. We believe Mr. Manners is qualified to serve on the Board because of his deep experience and expertise in geopolitical, public and government affairs.
Peter Matrai
Peter Matrai, 52, has served as a director of T1 Energy since the consummation of the Business Combination. He previously served as a director of FREYR Legacy. Mr. Matrai joined FREYR Legacy’s Board of Directors in June 2019. Prior to and concurrently with joining FREYR Legacy, Mr. Matrai has served as co-founder and Managing Partner at EDGE Global LLC (“EDGE Global”), which offers scaling services to sustainability-focused companies, since September 2017. Prior to EDGE Global, Mr. Matrai was Senior Advisor at SYSTEMIQ Ltd. from May 2016 to September 2017. Prior to SYSTEMIQ Ltd., Mr. Matrai was Chief Financial Officer at Joule Unlimited from July 2015 to April 2016. Mr. Matrai has served on the Board of Directors of the not-for-profit HTTP Foundation since November 2004. Mr. Matrai holds a B.S. in Economics and M.Sc. in Finance from Budapest University of Economics, an M.Sc. in Financial Services and Banking Techniques from Université Panthéon- Assas and an M.B.A. from University of Chicago Booth School of Business. We believe Mr. Matrai is qualified to serve on the Board because of his experience licensing and commercializing emerging low-emissions and disruptive technologies as well as his intimate familiarity with FREYR Legacy’s business.
Tore Ivar Slettemoen
Tore Ivar Slettemoen, 67, has served as a director of T1 Energy since April 2024. Mr. Slettemoen was the initiator and founder of FREYR Legacy. He served as a director on the board of FREYR Legacy and was a significant shareholder from its inception in 2018 until the listing on NYSE in July 2021. For the last 10 years, Mr. Slettemoen has owned the Vanir group – a green industry developer engaged in developing utility scale companies in the green transition with activities within onshore wind power, offshore wind power, solar power, batteries, power systems, steel, DAC (direct air capture), LNG (liquid natural gas) and fertilizer companies. Mr. Slettemoen has served as CEO, director and chairman of a number of companies within the Vanir group over this period, and is currently chairman of Teknovekst AS and Vanir Schad AG, and director of Vanir Green Industries 1 AS. Mr. Slettemoen has more than 40 years of experience in the energy and mechanical industries, and prior to Vanir, held roles ranging from apprentice/welder, engineer, technical manager, venture capital VP, CEO and chairman. He has broad experience with start-ups as well as major industrial companies, such as Saga Petroleum AS, Equinor ASA (then Statoil) and FMC. Mr. Slettemoen holds a MSc in Mechanical Engineering from Norwegian Institute of Technology and a Master of Management from Kellogg School of Management at Northwestern University in Chicago.
Mr. Slettemoen was appointed to the Board pursuant to that certain cooperation agreement, dated April 18, 2024, by and among the Company, Teknovekst Invest AS, Vanir Invest Holding AS, Teknovekst AS and Mr. Slettemoen (together with

Teknovekst Invest AS, Vanir Invest Holding AS and Teknovekst AS, the “Investors”). See the Company’s Form 8-K filed with the SEC on April 18, 2024 for additional information. We believe Mr. Slettemoen is qualified to serve on the Board because of his broad knowledge of and extensive experience within the energy and mechanical industries, and his familiarity with FREYR Legacy’s business.
Daniel Artemus Steingart
Daniel Artemus Steingart, 47, has served as a director of T1 Energy since January 2023. Currently, he is the Stanley-Thompson Professor of Chemical Metallurgy at Columbia University in New York where he also serves as the Co-Director of the Columbia Electrochemical Energy Center. Dr. Steingart has served as Advisor to Electra since 2020, co-founder of Liminal Insights Inc. since 2015 and Industry Advisor to Sila Nanotechnologies Inc. since 2016. Prior to joining Columbia University in 2019, he was an associate professor in Princeton’s Department of Mechanical and Aerospace Engineering and the Andlinger Center for Energy and the Environment from 2013 to 2019. Earlier, he was an assistant professor in chemical engineering at the City College of the City University of New York. Dr. Steingart holds a Ph.D. in Materials Science from the University of California, Berkeley. We believe Dr. Steingart is qualified to serve on the Board because of his technical and industry credentials as an electrochemistry expert and research scientist, and an advisor to start-up companies in the energy sector.
Jessica Wirth Strine
Jessica Wirth Strine, 46, has served as a director of T1 Energy since November 2023. Ms. Strine is the CEO and Managing Partner of Jasper Street Partners LLC, an independent corporate advisory firm that she co-founded in 2020. In this capacity, Ms. Strine has served as an external consultant to several public companies on corporate governance, sustainability practices, and investor relations. Prior to founding Jasper Street Partners, Ms. Strine served as a Senior Director of Investment Stewardship at The Vanguard Group, from 2018 to 2020. From 2012 to 2017, Ms. Strine was employed by BlackRock, Inc., where she served as an energy sector portfolio manager and director of research within the company’s fundamental active equities business. From 2004 to 2012, Ms. Strine was a sector portfolio manager and equity research analyst at Putnam Investments, where she also co-managed the Global Energy Fund and Global Natural Resources Fund. Prior to this time, from 2001 to 2004, Ms. Strine worked in equity research at Wellington Management Company. Ms. Strine is a graduate of Dartmouth College with a B.A. in Psychological & Brain Sciences, and she holds an M.B.A with a Finance concentration from the Wharton School at the University of Pennsylvania. We believe Ms. Strine is qualified to serve on the Board because of her expertise in investment management, financial analysis, commodities and energy, and environmental, social, and governance (“ESG”), including sustainability strategy.
General Information About the Board of Directors
Leadership Structure of our Board of Directors
Our Corporate Governance Guidelines do not mandate that the roles of Chair and CEO be separated or combined. Our Board exercises its discretion in combining or separating these positions as it deems appropriate in the best interests of the Company. Under our Corporate Governance Guidelines, if the Chair of the Board is not an independent director, the Board may appoint a Lead Independent Director.
We believe that our current board structure is effective in supporting strong board leadership. Currently, Mr. Barcelo serves as Chief Executive Officer and Chairman of the Board. The Board has determined in its judgment that at this time, the Company benefits from having a combined Chairman and CEO position with independent leadership at the committee level that is designed to enhance the Board’s effectiveness in risk oversight. Mr. Barcelo’s unique perspective and experience, as highlighted more fully below, are valuable in setting the overall direction and business and product strategy for the Company.
Board of Directors’ Role in Risk Oversight
One of the key functions of the Board is informed oversight of T1 Energy’s risk management process. The Board’s Audit and Risk Committee is responsible for assisting and advising the Board in its oversight of the enterprise risk management of the Company. In addition, the Board is routinely presented with information at its regularly scheduled and special meetings regarding risks facing the Company, and management provides more frequent, informal communications to the Board between regularly scheduled meetings which are designed to give the Board regular updates about T1 Energy’s business. The Board considers this information and provides feedback, makes recommendations, and, as appropriate, authorizes or directs management to address particular exposures to risk.
A description of the standing committees of the Board and their functions, including those related to risk oversight, is provided below.
Committees of the Board of Directors
The Board has established the following standing committees: Audit and Risk Committee; Compensation Committee; and Nominating and Corporate Governance Committee. The Board has also established the Europe Optimization Committee and from time to time, the Board may establish other committees to facilitate the management of our business. The composition and responsibilities of each of the committees of the Board are described below. Members will serve on these committees until their resignation or until as otherwise determined by the Board. Each of the Board’s standing committees has a written charter, which are available on our website at ir.t1energy.com.
Audit and Risk Committee
The Audit and Risk Committee since November 2024 consists of W. Richard Anderson, who serves as the chair, Tore Ivar Slettemoen and Jessica Wirth Strine. Each of Mr. Anderson, Mr. Slettemoen and Ms. Strine qualifies as an independent director under the listing standards of the NYSE and the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that Mr. Anderson qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.
The functions of the Audit and Risk Committee include, among other things, assisting and advising the Board in its oversight of:
•Accounting and financial reporting processes and internal controls of T1 Energy;
•The audit and integrity of T1 Energy’s financial statements;
•T1 Energy’s enterprise risk management and risks and incidents relating to cybersecurity threats;
•T1 Energy’s compliance with applicable laws and regulations (including U.S. federal securities laws and other legal and regulatory requirements);
•The qualifications, independence, and performance of T1 Energy’s independent registered public accounting firm;
•The implementation and performance of T1 Energy’s internal audit function, as applicable;
•Preparing the committee report required by applicable SEC rules and regulations;
•Overseeing T1 Energy’s related person transactions policy, including reviewing and approving such transactions; and
•Overseeing policies and strategies related to ESG matters and reporting.
Compensation Committee
The Compensation Committee since April 2024 consists of Daniel Artemus Steingart, who serves as the chair, and Tore Ivar Slettemoen. Each of Dr. Steingart and Mr. Slettemoen qualifies as an independent director under the listing standards of the NYSE and as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.
The functions of the Compensation Committee include, among other things:
•Overseeing T1 Energy’s compensation policies, plans, benefits, programs and overall compensation philosophy;
•Overseeing compensation of the CEO and other individuals who are “officers” as defined in Rule 16a-1(f) under the Exchange Act;
•Evaluating and recommending the compensation plans, policies and programs of T1 Energy;
•Reviewing and recommending to the Board the form and amount of compensation to be paid for service on the Board and Board committees;
•Administering T1 Energy’s incentive compensation plans, equity compensation plans and such other plans as designated from time to time by the Board;
•Assisting the Board in overseeing T1 Energy’s talent management processes; and
•Preparing the committee report if and as required by applicable SEC rules and regulations.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee since November 2024 consists of Jessica Wirth Strine, who serves as the chair, W. Richard Anderson, Todd Jason Kantor and Tore Ivar Slettemoen. Each of Ms. Strine, Mr. Anderson, Mr. Kantor and Mr. Slettemoen qualifies as an independent director under the listing standards of the NYSE.
The functions of the Nominating and Corporate Governance Committee include, among other things:
•Reviewing the qualifications of, and recommending nominees for election to the Board and its committees, consistent with approved criteria;

•Considering director nominee recommendations from stockholders;
•Developing, evaluating and recommending corporate governance practices applicable to T1 Energy;
•Overseeing the evaluation of T1 Energy’s management;
•Facilitating and overseeing the annual performance review of the Board and its committees;
•Reviewing T1 Energy’s CEO succession planning process and reporting its findings and making recommendations to the Board;
•Reviewing and discussing with management disclosure of T1 Energy’s corporate governance practices; and
•Evaluating the adequacy of T1 Energy’s corporate governance guidelines.
Europe Optimization Committee
The Europe Optimization Committee consists of Daniel Barcelo, Daniel Artemus Steingart, Tore Ivar Slettemoen and Mingxing Lin. The functions of the Europe Optimization Committee include, among other things:
•Overseeing and evaluating the economic and strategic plans for T1 Energy’s European businesses and operations;
•Examining and developing options for strategic monetization options for T1 Energy’s European portfolio;
•Directing management to allocate the necessary resources and human capital to effectuate the optimization of T1 Energy’s European portfolio; and
•Selecting external advisors to support management with the above.
Code of Conduct
Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all of our directors, officers, employees and contractors, consultants and agents. The Code of Conduct is available on our website at ir.t1energy.com. The Nominating and Corporate Governance Committee is responsible for overseeing the Code of Conduct. Any waivers of the Code of Conduct for executive officers or directors must be approved by the Board. Any amendments or waivers to the Code of Conduct, if and as required to be disclosed under SEC rules and NYSE listing standards, will be promptly disclosed.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information, as of the date of this Amendment concerning the persons who serve as our executives.

Name	Age	Position
Daniel Barcelo	55	Chief Executive Officer and Chairman of the Board
Andreas Bentzen	49	Chief Technology Officer
Joseph Evan Calio	58	Chief Financial Officer
Einar GS Kilde	64	Chief Development Officer
Peter del Vecchio	72	Interim Chief Legal Officer and Chief Compliance Officer
Biographical data for each of our current executive officers is set forth below, except for Mr. Barcelo’s biography, which is included above as a director.
Andreas Bentzen
Andreas Bentzen, 49, has served as Chief Technology Officer of T1 Energy since November 24, 2023. He joined the company in as Executive Vice President, Technology in August 2022. Prior to joining T1 Energy, Dr. Bentzen co-founded Otovo, the leading European residential solar energy and storage company, where he served as the Chief Technology Officer for more than six years between January 2016 and July 2022. Dr. Bentzen has more than 20 years experience in technology and strategic management from both industrial and academic R&D, including working as technology and management consultant for Nofas AS and as the Vice President, Technology for REC Technology U.S., Inc. in San Francisco. He holds a Master of Science from the Norwegian University of Science and Technology (NTNU) and a Ph.D. in physics from the University of Oslo.

Joseph Evan Calio
Joseph Evan Calio, 58, has served as Chief Financial Officer of T1 Energy since June 2024. He previously served as a Managing Director within Energy and Infrastructure Investment Banking at BTIG, LLC (“BTIG”). Prior to BTIG, he spent 14 years at Morgan Stanley, most recently as a Managing Director within Equity Research, covering U.S. exploration and production companies, refiners, and integrated oils. Mr. Calio was ranked by Institutional Investor’s Annual All-America Research Survey in 2012, 2013, 2014, and 2016. Earlier in his career, he held a role within the Energy Investment Banking division at Morgan Stanley and the Energy Proprietary Trading business at JP Morgan. Mr. Calio began his career as a Special Counsel for the U.S. Securities and Exchange Commission. He earned a BS from Lehigh University, a JD from Widener University School of Law, and an LLM from Georgetown University Law Center.
Einar GS Kilde
Einar GS Kilde, 64, has served as Chief Development Officer of T1 Energy since August 2024. Mr. Kilde formerly served as Executive Vice President Project Development. He served as FREYR Legacy’s Executive Vice President Projects from October 2019 until July 2021. Prior to joining FREYR Legacy, Mr. Kilde was Executive Vice President at Bane NOR from October 2017 to September 2019. Prior to Bane NOR, Mr. Kilde was Executive Vice President, Project Execution at Sarawak Energy Berhad from September 2010 to October 2017. Prior to Sarawak Energy Berhad, Mr. Kilde was Executive Vice President and Head of Wafer Division at Renewable Energy Corporation ASA (REC) from August 2007 to July 2009. Mr. Kilde holds a B.S. in Mechanical Engineering from University of Trondheim.
Peter del Vecchio
Peter del Vecchio, 72, has served as Interim Chief Legal Officer and Chief Compliance Officer of T1 Energy since November 2024. Mr. del Vecchio is a renewable energy and infrastructure attorney with over 25 years of experience representing clients in the structuring, development, construction, interconnection, and operations of utility-scale solar and wind projects. He has been directly involved in the development, acquisition, or sale of over 30 renewable energy projects including 2.8 GW of solar projects and 1.2 GW of wind projects. From 2022 through the present, Mr. del Vecchio was General Counsel and Chief Legal Officer at Mainsail Renewables LLC, where he manages its internal and retained legal team, capital raises, partnership and development agreements, and real estate lease and purchase agreements. From 2017 to 2024, Mr. del Vecchio was Senior Counsel at Baker Botts LLP, where he routinely represented U.S. and international private equity, hedge fund and infrastructure fund clients in connection with energy and infrastructure transactions with an emphasis on mergers, acquisitions and divestitures, control and non-control investments, leveraged buyouts, recapitalizations, partnerships and joint ventures, and related general corporate counseling. Mr. del Vecchio is licensed to practice law in Texas and New York. He received his baccalaureate degree (cum laude) from York University, Toronto and his Juris Doctor degree (cum laude) from Boston College Law School.

ITEM 11. EXECUTIVE COMPENSATION
2024 Summary Compensation Table
The following table sets forth the total compensation awarded to, earned by and paid during the years indicated for each of our named executive officers (“NEOs”):

Name and Title	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)		Non-equity incentive plan ($)(1)	All other compensation ($)(1)(3)	Total ($)
Daniel Barcelo(4)	2024	128,205	1,750,000	—	—		—	292,147	2,170,352
Chief Executive Officer and Chairman of the Board

Joseph Evan Calio(5)	2024	327,692	—	2,306,717	—		600,000	—	3,234,409
Chief Financial Officer

Einar GS Kilde(6)	2024	414,728	—	—	113,628		52,850	10,951	592,158
Chief Development Officer

Tom Einar Jensen(7)	2024	273,740	—	—	1,728,000	‘(8)	—	546,465	2,548,205
Former Chief Executive Officer	2023	398,363	—	—	1,373,626		—	178,229	1,950,218

Birger Steen(9)	2024	325,850	—	—	—		—	676,716	1,002,566
Former Chief Executive Officer	2023	276,500	—	—	1,502,503		—	69,755	1,848,758

Oscar K. Brown(10)	2024	284,615	—	599,999	105,593		—	54,167	1,044,374
Former Chief Financial Officer	2023	600,000	—	600,003	1,061,022		—	92,050	2,353,075

(1)
All dollar amounts for salary and non-equity incentive plan information in this table that were paid in NOK (relating to Mr. Kilde, Mr. Jensen, and Mr. Steen), were converted to U.S. dollars for the purpose of this disclosure using the average exchange ratio of 0.0931 for 2024 and 0.0948 for 2023.

(2)	Aggregate grant date fair value of share-based awards is computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. We used a Black-Scholes-Merton option pricing model for stock options. For RSUs, the grant date fair value was computed based on the closing market price of our common stock on the grant date. The assumptions made in determining the grant date fair value of options under applicable accounting guidance are disclosed in Note 12 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

(3)	The following table contains a breakdown of the compensation and benefits included under All Other Compensation for 2024 in the Summary Compensation table above.
	Name	Defined Contribution Plan(a)	Severance(b)	Life and Health Insurance(c)	Other(d)	Total Other Compensation
	Daniel Barcelo	$—	$—	$—	$292,147	$292,147
	Joseph Evan Calio	—	—	—	—	—
	Einar GS Kilde	10,382	—	569	—	10,951
	Tom Einar Jensen	4,425	325,850	681	215,509	546,465
	Birger Steen	5,121	651,700	1,005	18,890	676,716
	Oscar K. Brown	—	50,000	—	4,167	54,167

(a)	The amounts reflect contributions to the employee’s Norwegian defined contribution pension plan.
(b)	The amounts reflect contractual severance payments that were earned and paid in 2024.
(c)	The amounts reflect life and health insurance benefits.
(d)
Mr. Barcelo received $292,147 relating to his service as Chairman and director of the Board. In November 2024, he was named Chief Executive officer and agreed to no longer receive separate compensation as Chairman of the Board. Mr. Jensen received consulting payments of $172,377 and director’s compensation of $43,132. Mr. Steen received $18,890 for tax advisory support.

(4)
Mr. Barcelo was appointed Chief Executive Officer in November 2024. He previously served as a non-executive director and Chairman of the Board. The amount in the “Bonus” column for Mr. Barcelo represents a special one-time cash bonus that was paid to Mr. Barcelo in connection with the closing of the Trina Business Combination.

(5)	Mr. Calio was appointed Chief Financial Officer in June 2024.
(6)	Mr. Kilde was appointed Chief Development Officer in August 2024. He previously served in a non-executive officer role as EVP Project Executive Officer.
(7)
Mr. Jensen was appointed Chief Executive Officer in June 2024 after previously serving as Chairman of the Board. In November 2024, he transitioned to a non-executive officer role as CEO of European Operations.

(8)
On August 28, 2024, Mr. Jensen was granted 1,500,000 stock options, which had a total grant date fair value of $1.1 million. The options were subject to the achievement of two targets related to Mr. Jensen’s performance as CEO with each target relating to one-half of the total number of stock options. On November 6, 2024, under the terms of Mr. Jensen’s employment termination and consulting contract the two targets were removed and one-third of the options became vested on the closing of the Trina Business Combination and one third of the options will vest on each of the first and second anniversaries of the closing of the Trina Business Combination. The modified stock options had a value of $1.7 million and was calculated in accordance with FASB ASC Topic 718.

(9)	Mr. Steen ceased serving as our Chief Executive Officer and departed the Company in June 2024.
(10)	Mr. Brown ceased serving as our Chief Financial Officer and departed the Company in June 2024.

Outstanding Equity Awards at Year End
The following table provides information on the holdings of stock and option awards by our NEOs as of December 31, 2024. There were no other stock or option awards held by our NEOs as of December 31, 2024.

	Option awards							Stock awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of unearned shares, units or other rights that have not vested (#)(2)	Market or payout value of unearned shares, units or other rights that have not vested ($)
Daniel Barcelo	50,000		—		—	$10.00	6/15/2027	—	—
Daniel Barcelo	33,333		16,667		—	$11.83	8/18/2027	—	—
Daniel Barcelo	16,667		33,333		—	$7.68	6/27/2028	—	—
Joseph Evan Calio	—		—		—	—	—	1,267,427	$3,269,962
Einar GS Kilde	1,185		—		—	$10.00	7/09/2026	—	—
Einar GS Kilde	100,000		—		—	$10.00	7/09/2026	—	—
Einar GS Kilde	50,630		25,316		—	$8.47	6/09/2027	—	—
Einar GS Kilde	1,388		694		—	$12.95	9/07/2027	—	—
Einar GS Kilde	25,770		51,540		—	$7.55	5/22/2028	—	—
Einar GS Kilde	—		105,000		—	$1.55	1/15/2029	—	—
Einar GS Kilde	—		21,000		—	$1.43	3/15/2029	—	—
Tom Einar Jensen	687,220	(3)	—		—	$1.22	9/20/2025	—	—
Tom Einar Jensen	661,111		—		—	$10.00	7/13/2026	—	—
Tom Einar Jensen	500,000		1,000,000	(4)	—	$1.23	8/28/2029	—	—

(1)	Stock options generally vest and become exercisable in three equal installments on each of the first three anniversaries of the grant date.

(2) Reflects RSUs that vest as described in the table below:
Name	Year of Grant	Number of Unvested Units	Vesting Schedule
Joseph Evan Calio	2024	1,267,427	RSUs subject to three-year pro-rata vesting on 6/13/2025, 6/13/2026, and 6/13/2027

(3)	These warrants are held by EDGE Global. Mr. Jensen and Mr. Matrai are co-owners of EDGE Global, and the above amount may not reflect the actual shares ultimately provided to Mr. Jensen. Each of Mr. Matrai and Mr. Jensen disclaims beneficial ownership of the shares held by EDGE Global except to the extent of his pecuniary interest therein.
(4)	50% of these stock options will vest on each of the first and second anniversaries of the closing of the Trina Business Combination.

Employment Agreements with NEOs
Below are descriptions of employment agreements with our current NEOs. These agreements set forth the NEO’s initial compensation, eligibility for employee benefits and potential to receive severance payments and benefits upon a qualifying termination of employment.
Employment Agreement with Daniel Barcelo
We entered into an employment agreement with Mr. Barcelo setting forth the terms and conditions of his employment as our Chief Executive Officer on April 25, 2025. Mr. Barcelo will receive an annual base salary of $800,000. He is eligible to receive an annual cash incentive bonus opportunity in an amount up to 100% of his base salary pursuant to T1 Energy’s short-term incentive plan and receive awards under the 2021 Plan. For the 2025 fiscal year, Mr. Barcelo’s annual equity awards will consist of two separate awards: (i) restricted stock units (“RSUs”) covering a number of shares of common stock of the Company with a fair market value at the time of grant equal to 150% of his base salary, which will vest in substantially equal tranches on each of the first three anniversaries of the grant date, subject to his continued active employment with the Company on the applicable vesting date and (ii) RSUs covering a number of shares of common stock of the Company with a fair market value at the time of grant equal to 150% of his base salary, which will fully vest on the first anniversary of the grant date, subject to his continued active employment with the Company on the vesting date.
If Mr. Barcelo’s employment is terminated by the Company without cause or if he resigns for good reason, he will be eligible to receive (i) continued payment of one year of his then-current base salary (which will increase to 18 months of his then-current base salary if such termination occurs within 12 months following a change in control), (ii) any earned but unpaid annual cash bonus payable in respect of any previously completed fiscal year, (iii) a pro-rated annual cash bonus for the year in which his termination of employment occurs, (iv) up to six months of reimbursed COBRA premiums and (v) unless Mr. Barcelo transitions to a Board only role following such termination of employment, full accelerated vesting of all unvested equity awards (with any performance-based equity awards being deemed achieved at target performance levels). In the event of a change in control, any equity award granted to Mr. Barcelo between April 25, 2025 and April 25, 2026 will become fully vested upon such change in control. In addition, if Mr. Barcelo no longer serves as our CEO (except in connection with a termination of his employment for cause, his resignation without good reason or as a result of his death or disability), any unvested portion of his RSU award granted on January 1, 2025 will become fully vested at the time he ceases to serve as our CEO.
Employment Agreement with Joseph Evan Calio
We entered into an employment agreement with Mr. Calio to serve as our Chief Financial Officer in June 2024. Mr. Calio’s annual salary as of December 31, 2024 was $600,000 and he is eligible to participate in the group bonus scheme with a target bonus potential of 100% of his base salary. Mr. Calio received a one‑time award of RSUs with respect to a number of shares of common stock of the Company (the “Sign-On RSUs”). The number of Sign-On RSUs awarded equaled a nominal value of $3.0 million divided by the volume weighted average price of the common stock of the Company for a 15 trading day period ending on the first date of employment. In the first three years of service, Mr. Calio is entitled to receive a grant of 300,000 of NQSOs and a grant of RSUs with a fair market value of $600,000. Upon a termination of Mr. Calio’s employment without cause or his resignation for good reason (“Qualifying Termination”), Mr. Calio would be entitled to receive a cash severance payment equal to 12 months of his base salary, payable in substantially equal installments during the 12 month period immediately following the date of his termination, and reimbursement of COBRA premiums for a period of six months following the date of his termination. In the event of a Qualifying Termination within 12 months following a change in control, Mr. Calio’s outstanding equity awards would become fully vested.
Employment Agreement with Einar GS Kilde
We entered into an employment agreement with Mr. Kilde in May 2021. Mr. Kilde’s annual salary as of December 31, 2024 was NOK 4.5 million and he is eligible to participate in the group bonus scheme with a target bonus potential of 50% of his base salary. Mr. Kilde is eligible to receive equity awards under the 2021 Plan. Upon a termination of Mr. Kilde’s employment, except for certain instances of termination for cause, Mr. Kilde would be entitled to receive a cash severance payment equal to 18 months of his base salary to be paid in a lump sum in the month after such termination of employment and acceleration of his unvested equity awards on the date of termination.
Restrictive Covenants
Each NEO employment agreement contains post-termination restrictive covenants, including with respect to non-competition, non-solicitation and confidentiality. With respect to Mr. Kilde, T1 Energy may decide to waive the covenant not to compete. If the covenant is waived, we will not be required to make the payments described above for Mr. Kilde for the period(s) that the waiver is in effect.
Other Agreements
Employment Termination and Consulting Contract with Tom Einar Jensen
We entered into an employment termination and consulting contract with Mr. Jensen in connection his termination of employment from the Company. Pursuant to such contract, Mr. Jensen received cash severance in an amount equal to NOK 3,500,000, reflecting 6 months of his base salary, which was the required severance stipulated in his employment agreement in connection with an involuntary termination initiated by the Company (not for cause related issues, as defined in the agreement). Mr. Jensen’s previously granted performance options vested one-third on the closing of the Trina Business Combination and one-third of the performance options will become vested on each of the first and second anniversaries of the closing of the Trina Business Combination. On Mr. Jensen’s separation date, he agreed to be engaged as a consultant on a full-time basis in the role of Chief Executive Officer - Europe of the Company. The purpose of the services is to optimize the Group’s European Portfolio, including to actively cooperate to transition the role, duties and responsibilities to the new Chief Executive Officer with compensation of $30,000 per month. Mr. Jensen’s consulting arrangement is scheduled to terminate at the earlier of the one year anniversary of his termination date, death, or either party providing four weeks’ notice.
Separation Agreement with Birger Steen
We entered into a separation agreement with Mr. Steen in connection with his termination of employment from the Company. Pursuant to his separation agreement, Mr. Steen received cash severance in an amount equal to NOK 7,000,000, reflecting 12 months of his base salary, which was the required severance stipulated in his employment agreement in connection with an involuntary termination initiated by the Company (not for cause related issues, as defined in the agreement). The separation agreement also provided that Mr. Steen’s vested options would be subject to a three-month exercise period from the termination date and that unvested options on his termination date would be forfeited.
Separation Agreement with Oscar K. Brown
We entered into a separation agreement with Mr. Brown in connection with his termination of employment from the Company. Pursuant to his separation agreement, Mr. Brown received a lump sum cash severance payment equal to $50,000. All of Mr. Brown’s unvested equity awards were automatically forfeited without payment upon his termination of employment.
Policies and Practices Related to the Grant of Certain Equity Awards
The Compensation Committee takes into account the timing of our disclosure of material nonpublic information when awarding stock options. Specifically, we generally do not grant stock options (i) during trading blackout periods established under our Insider Trading Policy, or (ii) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of our common stock on the date of grant. During fiscal year 2024, (i) none of our NEOs were awarded stock options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information, and ending one business day after the filing or furnishing of such reports, and (ii) we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation
DIRECTOR COMPENSATION
The Board reviews director compensation periodically to ensure that the director compensation remains competitive such that T1 Energy is able to recruit and retain qualified directors. T1 Energy’s director compensation program is designed to provide a combination of cash and share-based compensation and to align compensation with T1 Energy’s business objectives and the creation of stockholder value, while enabling the Company to attract, retain, incentivize and reward directors who contribute to the long-term success of T1 Energy.
Non-Employee Director Compensation
The Board approved the following annual cash retainers for non-employee directors for the year ended December 31, 2024:

Description	Cash Fee ($)
Annual director retainer	$100,000
Audit and Risk Committee Chair annual retainer	35,000
Compensation Committee Chair annual retainer	25,000
Nominating and Corporate Governance Committee Chair annual retainer	25,000
Audit and Risk Committee member annual retainer	20,000
Compensation Committee member annual retainer	10,000
Nominating and Corporate Governance Committee member annual retainer	10,000
In setting non-employee director compensation, T1 Energy considers the competitive compensation market for directors in its industry, the demands of the various roles that directors hold, and the time required to fulfill their duties to T1 Energy. Additionally, the Compensation Committee undertakes an annual review of the non-employee director compensation program.

2024 Director Compensation
The following table lists the compensation earned or paid to our non-employee directors, for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock-based Awards ($)(1)	All Other Compensation ($)		Total ($)
W. Richard Anderson(2)	22,853	—	—		22,853
Todd Jason Kantor(3)	—	—	—		—
Mingxing Lin(4)	2,500	640,000	11,613		654,113
David Manners(5)	69,780	—	—		69,780
Peter Matrai	100,000	—	360,000	(6)	460,000
Daniel Artemus Steingart	126,511	—	12,500	(7)	139,011
Jessica Wirth Strine	137,445	—	—		137,445
Tore Ivar Slettemoen(8)	97,692	—	22,500	(9)	120,192
Mimi Berdal(10)	40,797	—	—		40,797
Jason Forcier(11)	40,797	—	—		40,797

(1)
Aggregate grant date fair value of stock-based awards is computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions made in determining the grant date fair value of options under applicable accounting guidance are disclosed in Note 12 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. As of December 31, 2024, Mr. Lin held 250,000 restricted stock units.

(2)	Mr. Anderson joined the Board in November 2024.
(3)	Mr. Kantor joined the Board in April 2024. He agreed to receive no compensation for his service on the Board.
(4)	Mr. Lin joined the Board in December 2024.
(5)	Mr. Manners was appointed to the Board in April 2024.
(6)	Includes $360,000 in compensation from the Matrai Consulting Agreement as defined and discussed further below.
(7)	Includes compensation of $5,000 for serving on the Company’s Technology Advisory Board, consisting of subject matter experts who provide technology insight to Management. Includes compensation of $7,500 for serving on the Company’s European Portfolio Optimization Committee.
(8)	Mr. Slettemoen joined the Board in April 2024.
(9)	Includes compensation of $22,500 for serving on the Company’s European Portfolio Optimization Committee.
(10)	Ms. Berdal resigned from the Board in April 2024.
(11)	Mr. Forcier resigned from the Board in April 2024.
The following table sets forth the aggregate number of shares of common stock outstanding options for each of our non-employee directors on December 31, 2024.

Name	Aggregate Shares Underlying Option Awards
Peter Matrai	200,000
Daniel Artemus Steingart	50,000
Mimi Berdal	150,000
Jason Forcier	50,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of Securities
The following table sets forth information regarding beneficial ownership of our Common Stock as of April 28, 2025 by:
•Each of T1 Energy’s NEOs and directors;
•All of T1 Energy’s executive officers and directors as a group; and
•Each person known by T1 Energy to be the beneficial owner of more than 5% of the shares of our Common Stock.
The beneficial ownership percentages set forth in the table below are based on 155,938,092 shares of Common Stock issued and outstanding as of April 28, 2025. We have deemed warrants, which are exercisable into shares of Common Stock, RSU which are vested and not settled, and options that are currently exercisable or exercisable within 60 days to be outstanding and to be beneficially owned by the person holding the warrant, RSU, or option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares
Directors and Named Executive Officers:
Daniel Barcelo(1)	1,149,998	*
W. Richard Anderson(2)	517,000	*
Todd Jason Kantor(3)	13,818,733	8.8%
Mingxing Lin	—	*
David Manners(4)	110,379	*
Peter Matrai(5)	2,920,383	1.9%
Tore Ivar Slettemoen(6)	5,080,446	3.3%
Daniel Artemus Steingart(7)	33,333	*
Jessica Wirth Strine	—	*
Joseph Evan Calio(8)	1,180,462	*
Einar GS Kilde(9)	322,059	*
Tom Einar Jensen(10)	3,331,869	2.1%
Birger Steen	—	*
Oscar K. Brown	—	*

All Directors and Executive Officers as a group (sixteen (16) persons)(11)	27,524,756	17.1%

5% Holders:
Trina Solar (Schweiz) AG(12)	15,437,847	9.9%
Alussa Energy Sponsor LLC(13)(16)	11,151,357	6.8%
Certain entities affiliated with Encompass Capital Advisors(14)(16)	13,818,733	8.8%
Morgan Stanley(15)(16)	11,554,754	7.4%

*	Represents beneficial ownership of less than 1%.
(1)
Includes 475,000 shares of Common Stock, 224,999 warrants, which are exercisable into an equal number of shares of Common Stock, and 116,666 shares of Common Stock subject to stock options which are vested and exercisable within 60 days of April 28, 2025 and 333,333 RSUs that are vested and not settled as of April 28, 2025.

(2)	Includes 517,000 warrants which are exercisable into an equal number of shares of Common Stock,

(3)
Consists of 13,463,268 shares of Common Stock and 355,465 shares of Common Stock subject to exercisable warrants held by Encompass Capital Advisors LLC, as described in footnote 14 to this table. Todd Kantor, as the managing member of Encompass Capital Advisors LLC, may be deemed to beneficially own the securities beneficially owned by Encompass Capital Advisors LLC. Mr. Kantor disclaims beneficial ownership of the foregoing except to the extent of his pecuniary interest therein. The shares beneficially owned by Encompass Capital Advisors LLC and affiliates are counted only once for purposes of the total shares held by such persons.

(4)	Includes 60,379 shares of Common Stock, 50,000 shares of Common Stock subject to warrants.
(5)
Includes 1,573,912 shares of Common Stock, 100,000 shares of Common Stock subject to warrants and 166,666 shares of Common Stock subject to stock options which are vested and exercisable within 60 days of April 28, 2025. Also includes 392,586 shares of Common Stock and 687,219 shares of Common Stock subject to exercisable warrants held by EDGE Global. Mr. Matrai and Mr. Jensen are co-owners of EDGE Global. Mr. Matrai disclaims beneficial ownership of the shares held by EDGE Global except to the extent of his pecuniary interest therein. The business address of EDGE Global is 210 Locust Street, Philadelphia, PA 19106.

(6)
Consists of 5,080,446 shares of Common Stock held in the aggregate by Teknovekst Invest AS through its subsidiary Teknovekst Ltd. Tore Ivar Slettemoen is the sole owner of Teknovekst AS, and has the power to direct the vote and disposition of securities held by Teknovest Invest AS. The shares beneficially owned by Teknovekst Invest AS and affiliates are counted only once for purposes of the total shares held by such persons.

(7)	Includes 33,333 shares of Common Stock subject to stock options which are vested and exercisable within 60 days of April 28, 2025.
(8)	Includes 680,462 shares of Common Stock and 500,000 RSUs which are vested not settled as of April 28, 2025.
(9)	Includes 50,000 shares of Common Stock subject to warrants, and 272,059 shares of Common Stock subject to stock options which are vested and exercisable within 60 days of April 28, 2025.
(10)
Includes 1,090,953 shares of Common Stock, 1,161,111 shares of Common Stock subject to stock options which are vested and exercisable within 60 days of April 28, 2025. Also includes 392,586 shares of Common Stock and 687,219 shares of Common Stock subject to exercisable warrants held by EDGE Global. Mr. Matrai and Mr. Jensen are co-owners of EDGE Global. Mr. Jensen disclaims beneficial ownership of the shares held by EDGE Global except to the extent of his pecuniary interest therein. The business address of EDGE Global is 325 Chestnut Street, Philadelphia, PA 19106.

(11)
Consists of 22,424,420 shares of Common Stock, 1,200 shares of Common Stock held by the Beacon Group AS, 1,297,464 warrants, which are exercisable into an equal number of shares of Common Stock, 392,586 shares of Common Stock held by EDGE Global. 687,219 shares of Common Stock subject to exercisable warrants held by EDGE Global, 833,333 shares of Common Stock subject to RSUs that are vested and not settled as of April 28, 2025 and 1,888,534 shares of Common Stock subject to stock options which are vested and exercisable within 60 days of April 28, 2025.

(12)	Consists of 15,437,847 shares of Common Stock. The business address of Trina Solar (Schweiz) AG is Birkenweg 4, Wallisellen, Switzerland 8304.
(13)
Consists of 4,186,840 shares of Common Stock and 6,964,517 warrants, which are exercisable into an equal number of shares of Common Stock, held by Alussa Energy Sponsor LLC. The business address of Alussa Energy Sponsor LLC is 251 Little Falls Drive, Wilmington, Delaware 19808.

(14)
Includes 13,463,268 shares of Common Stock and 355,465 warrants, which are exercisable into shares of Common Stock, held by Encompass Capital Advisors LLC by virtue of its position as the subadvisor to certain funds and the investment manager to certain other funds. Encompass Capital Advisors Partners LLC and Todd Jason Kantor, as the managing member of Encompass Capital Advisors LLC, may be deemed to beneficially own the securities beneficially owned by Encompass Capital Advisors LLC. The address of the foregoing entities is c/o Encompass Capital Advisors LLC, 200 Park Avenue, 16th Floor, New York, NY 10166.

(15)
Includes 11,554,754 shares of Common Stock, which reflects the securities beneficially owned, or that may be deemed to be beneficially owned, by certain operating units (collectively, the “MS Reporting Units”) of Morgan Stanley and its subsidiaries and affiliates (collectively, “MS”). This does not reflect securities, if any, beneficially owned by any operating units of MS whose ownership of securities is disaggregated from that of the MS Reporting Units in accordance with the Securities and Exchange Commission Release. The securities being reported on by Morgan Stanley as a parent holding company are owned, or may be deemed to be beneficially owned, by Morgan Stanley Capital Services LLC, a wholly-owned subsidiary of Morgan Stanley. The address of the foregoing entities is 1585 Broadway New York, NY 10036.

(16)	The foregoing information is based solely on the information on Schedules 13D and 13G (or their respective amendments) filed with the SEC.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table shows information, as of December 31, 2024, regarding shares of T1 Energy’s common stock authorized for issuance under T1 Energy’s equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders: (1)	13,065,040	$4.61	21,370,399
Equity compensation arrangement not approved by security holders: (2)	661,111	$10.00	—
Total	13,726,151		21,370,399

(1)	Represents common stock issuable upon the exercise of stock options under the 2021 Plan.
(2)
Represents Common Stock issuable upon the exercise of outstanding performance stock options issued to Tom Einar Jensen on July 13, 2021, in accordance with his employment agreement. Column (a) excludes common stock issuable upon the exercise of stock options under FREYR Legacy’s 2019 Incentive Stock Option Plan, dated November 9, 2019, as such options are required per their terms to be settled in cash.

See further discussion of our equity compensation plans in Note 12 to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our Original Filing.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below, were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions.
In addition to the director and executive officer compensation arrangements discussed above, this section describes transactions, or series of related transactions, since January 1, 2024, to which we were or will be a participant, in which:
•the amount involved exceeded or will exceed $120,000; and
•any of our directors, executive officers or beneficial owners of more than 5% of any class of our capital stock, or any members of the immediate family of and any entity affiliated with any such person, had or will have a direct or indirect material interest.
Related Person Transactions
Consulting Agreements
We entered into a consultancy agreement with Peter Matrai, our co-founder and a director, to serve as a consultant (the “Matrai Consulting Agreement”) on May 14, 2021. The Matrai Consulting Agreement had a term of three years starting on and from the date of the Business Combination (July 9, 2021). Mr. Matrai’s annual consulting fee is $360,000 as of December 31, 2023 (or a payment of $30,000 per month) and he is eligible to receive share-based compensation awards under the 2021 Plan. The Matrai Consulting Agreement contains customary confidentiality, non-competition, non-solicitation, and intellectual property assignment provisions. Mr. Matrai is expected to be engaged for the majority of his working time in the provision of services in accordance with the Matrai Consulting Agreement.
On August 9, 2024, the Company entered into an amendment to the Matrai Consulting Agreement (the “Matrai Consulting Agreement Amendment”). The Matrai Consulting Agreement Amendment extends the term of the Matrai Consulting Agreement for an additional period of one (1) year, commencing on August 1, 2024 and expiring on July 30, 2025, unless terminated earlier in accordance with the terms of the Matrai Consulting Agreement.
Under the terms of the Matrai Consulting Agreement Amendment, the consultant fee remitted to Mr. Matrai shall remain fixed at $30,000 per month. The Company reserves the right to reduce the consultant fee, provided that such decision is mandated by the Compensation Committee, in its sole discretion, as a general reduction applicable to all executive officers of the Company. All other provisions of the Matrai Consulting Agreement, including customary confidentiality, non-competition, non-solicitation and intellectual property assignment provisions, remain in effect.

On August 10, 2023, the Company entered into a consultancy agreement with Mr. Jensen (the “Jensen Consultancy Agreement”) related to the provision of transitional and other services by Mr. Jensen. The Jensen Consultancy Agreement provided for payment of $30,000 per month, the grant of 250,000 non-qualified stock options to purchase shares of common stock of the Company with a market condition related to the Company’s stock price. In connection with Mr. Jensen’s appointment as the Company’s CEO on June 6, 2024, the Jensen Consultancy Agreement was terminated.
On November 6, 2024, we also entered into an employment termination and consultancy agreement with our co-founder and former Executive Chair, Tom Einar Jensen (the “Jensen Transition Contract”) related to his termination as Chief Executive Officer of the Company and the provision of transitional and other services by Mr. Jensen in the role of Chief Executive Officer – Europe of the Company. Under the Jensen Transition Contract, Mr. Jensen receives (i) a monthly service fee of $30,000 (pro-rated for any partial months) and (ii) in accordance with Mr. Jensen’s employment contract as the Company’s CEO, a severance payment equal to six months of Mr. Jensen’s base salary at the time of his termination of employment as the Company’s CEO. Furthermore, upon the closing of the Trina Business Combination, one-third of Mr. Jensen’s outstanding performance stock options vested immediately and the remaining unvested portion of the performance stock options will vest 50% on each of the first and second anniversaries of the closing date of the Trina Business Combination.
Lastly, we entered into an agreement with Mr. Lin to serve as a consultant (the “Lin Consulting Agreement”), which became effective in December 2024. The Lin Consulting Agreement had an initial term of five years starting on and from December 23, 2024. Pursuant to the terms of the Lin Consulting Agreement, the Company shall pay Mr. Lin $40,000 per month and Mr. Lin shall have the title of Chief Strategy Officer during the term of the agreement. The Lin Consulting Agreement contains customary confidentiality, intellectual property assignment and indemnification provisions. Mr. Lin is also party to a letter agreement with the Company dated November 6, 2024, pursuant to which Mr. Lin became eligible to receive an award of Restricted Stock covering 250,000 shares of Common Stock of the Company. The letter agreement provides for a cash gross up payment to Mr. Lin in the amount of any federal income and withholding taxes Mr. Lin incurs in connection with the vesting of his Restricted Stock. Mr. Lin was appointed as a director by Trina Solar (Schweiz) AG under the Trina Cooperation Agreement, described further below.
Metier
In 2020, we entered into a framework agreement with Metier, which provides primarily project management and administrative consulting services. The CEO of Metier is the brother of Mr. Kilde, the Company’s Chief Development Officer. For the year ended December 31, 2024, $1.8 million was recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss included in the Original Filing. For the year ended December 31, 2023, $0.1 million met the requirements for capitalization and is recognized as property and equipment and as of December 31, 2024, the unpaid amount of $0.1 million is recognized in accounts payable and accrued liabilities, both within the consolidated balance sheet included in the Original Filing.
Cooperation Agreement
On April 18, 2024, the Company entered into a cooperation agreement (the “Teknovekst Cooperation Agreement”) with Teknovekst Invest AS, a private limited liability company incorporated under the laws of Norway, Vanir Invest Holding AS, a private limited liability company incorporated under the laws of Norway, Teknovekst AS, a company incorporated under the laws of Norway, and Tore Ivar Slettemoen. Pursuant to the Teknovekst Cooperation Agreement, the Board and all applicable committees thereof approved the appointment of Mr. Slettemoen as a member of the Board, with an initial term expiring at the Company’s 2024 annual meeting of shareholders. In addition, pursuant to the Teknovekst Cooperation Agreement, the slate of director nominees recommended by the Board for election at the 2024 annual meeting of shareholders included Mr. Slettemoen. Under the terms of the Teknovekst Cooperation Agreement, until the later of the date that (i) Mr. Slettemoen ceases to be a member of the Board and (ii) is 30 calendar days prior to the notice deadline under the Company’s Amended and Restated Bylaws for the nomination of non-proxy access director candidates for election to the Board at the Company’s 2025 annual meeting of stockholders, the Investors have agreed to customary standstill restrictions.
Employment Agreements
Employment arrangements with any member of the immediate family of or any entities affiliated with T1 Energy’s executive officers, directors, or holders of more than 5% of any class of T1 Energy’s voting securities requires approval or ratification by T1 Energy’s Audit and Risk Committee.
Savannah Kilde, the daughter-in-law of Einar GS Kilde, the Company’s Chief Development Officer, received approximately $141,000 in total salary and share-based compensation for the fiscal year ended December 31, 2024.
In March 2025, the Company entered into an employment agreement with Luca Barcelo, the son of Daniel Barcelo, the Company’s Chief Executive Officer and Chairman of the Board. Under the terms of the agreement, Luca Barcelo will receive an annual salary of $165,000 and be eligible for STIP and LTIP awards. The agreement contains customary confidentiality, intellectual property ownership and clawback provisions.
Amy Jaick, the sister-in-law of Todd Kantor, a director on the Board, serves as the Company’s Senior Vice President, Communications. Under the terms of Ms. Jaick’s employment agreement, she is entitled to a base salary of $275,000 and is eligible for STIP and LTIP awards. The agreement contains customary confidentiality and intellectual property ownership provisions.

Trina Transaction Agreement
On November 6, 2024, the Company entered into a transaction agreement (the “Transaction Agreement”) with Trina Solar (Schweiz) AG, an entity organized under the laws of Switzerland (the “Seller”) for the acquisition of all legal and beneficial ownership in the shares of capital stock of T1 G1 Dallas Holding Inc. (f/k/a Trina Solar (U.S.) Holding Inc.), a Delaware corporation, which owns, directly or indirectly, all legal and beneficial ownership in the shares of capital stock of, or other ownership, membership or equity interest in (a) T1 G1 Dallas Midco Inc. (f/k/a Trina Solar US Manufacturing Holding Inc.), a Delaware corporation (“G1 Midco”), (b) T1 G1 Dallas Associated Entity LLC (f/k/a Trina Solar US Manufacturing Module Associated Entity 1, LLC), a Texas limited liability company (“G1 Associated”), (c) T1 G1 Dallas Solar Module (Trina) LLC (f/k/a Trina Solar US Manufacturing Module 1, LLC), a Texas limited liability company (“G1”), and (d) Trina Solar US Manufacturing Cell 1, LLC, an Oklahoma limited liability company (“TUM 2”, and together with G1 Midco, G1 Associated and G1, the “Acquired Companies”) (and such acquisition, the “Purchase”). As a result of the Purchase, the Seller currently holds approximately 9.9% of the shares of Common Stock outstanding of the Company.
Under the Transaction Agreement, T1 acquired the Acquired Companies for (i) $100.0 million cash consideration (subject to an adjustment for any leakage); (ii) 15,437,847 shares of Common Stock of the Company (the “Share Consideration”); (iii) a $150.0 million one percent (1%) per annum senior unsecured note due in five (5) years (the “Note Instrument”); and (iv) an $80.0 million seven percent (7%) unsecured convertible note due in five (5) years (the “Convertible Note Instrument”), which, subject to CFIUS approval, is convertible in up to two conversions into 30.4 million shares of Common Stock, in aggregate (the “Conversion Shares”). The Second Conversion is also subject to the Requisite Stockholder Approval.
On December 23, 2024, the Company completed the Purchase (the “Closing”). Pursuant to the Transaction Agreement, the Seller and its affiliates entered into the following agreements: (a) certain agreements with respect to the development, operation and services of the solar cell and solar module manufacturing facilities with Trina Solar Co., Ltd., a company incorporated in China (“Trina Parent”) or certain other subsidiaries and affiliates of Trina Parent (the “Related Commercial Agreements”), (b) a Note Instrument, (c) a Convertible Note Instrument and (d) a Cooperation Agreement.
Trina Commercial Agreements
Module Operational Support Agreement
At Closing, the Company, as manufacturer, and Trina Solar (U.S.), Inc., a Delaware corporation (“TUS”), as service provider, an affiliate of Seller, entered into a module operational support agreement dated December 23, 2024 (the “Module Operational Support Agreement”).
In return for their services, we will pay TUS an annual fee that is 5% of adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization) of G1 or the combined adjusted EBITDA of G1 and TUM 2, as applicable, for the relevant year. The calculation of adjusted EBITDA is calculated after deducting the general and administrative allocation (the “G&A allocation”) and all costs outlined in the commercial agreements with Trina. The G&A allocation will be $8 million until a final investment decision is made for the solar cell manufacturing facility owned by TUM 2, after which it will increase to $15 million. Additionally, we will reimburse TUS and its affiliates for any costs and expenses they incur while providing these services.
Sales Agency and Aftermarket Services Agreement
On December 23, 2024, G1 signed a sales agency and aftermarket services agreement with TUS pursuant to which TUS will handle the marketing and sales of solar energy modules made by or for G1. These modules will be branded with trademarks licensed under a separate agreement between Trina Solar Co., Ltd. an entity incorporated in the People’s Republic of China (“TCZ”) and G1, effective from July 16, 2024.
For the marketing and sales services, TUS will earn commissions based on the following:
1.For the first 1.5 GWs of production capacity: $0.02 per watt if the solar cells are sourced from outside the United States and $0.035 per watt if the solar cells are sourced from within the United States.
2.For any additional production capacity:
a.2% of the sales price;
b.An additional 50% of the sales price exceeding a target price (with a 20% margin); and
c.A bonus of 5% of the higher of: adjusted EBITDA as defined above of G1 or 60% of the combined adjusted EBITDA of G1 and TUM 2.
3.For the warranty and aftermarket support services, TUS will receive 1% of the sales price.

The total amount we owe under this agreement under (1) parts (i) and (ii) above of the commission under the marketing and sales services in the sales agency and aftermarket services, (2) certain amounts due under the IP license agreement between TCZ and G1 dated July 16, 2024, as amended by an amendment dated December 23, 2024 and (3) certain amounts due under an amended and restated trademark license agreement, dated December 23, 2024, between TUS and TUM1, will not exceed $200 million per year. This agreement will remain in effect until the later of either the fifth anniversary of the effective date or the date when all obligations under the Credit Agreement are fully repaid or discharged.
IP License Agreement
At Closing, TCZ, as licensor, and the Company, as licensee, entered into an IP license agreement dated December 23, 2024 (the “IP License Agreement”), pursuant to which TCZ grants to the Company: (i) a license to manufacture solar modules and solar cells (the “Licensed Products”) at the solar cell manufacturing facility to be developed by TUM 2 (the “Solar Module Manufacturing Facility”), or any other manufacturing facility owned by G1 or its approved subsidiaries commissioned for the manufacture of solar modules or solar cells approved by TCZ in the U.S. (the “Approved Facilities”); and (ii) a license to access and use the licensed software for the operation of the Solar Module Manufacturing Facility (the “Licensed Software”).
G1 Related Agreements
At Closing, G1 and certain affiliated parties to Seller entered into that certain (i) Sales Agency and Aftermarket Services Agreement, (ii) Amended and Restated Sales Agreement (Solar Cells), (iii) Amended and Restated Sales Agreement (Polysilicon), (iv) Amended and Restated Supply Contract, (v) Amendment No. 1 to Intellectual Property License Agreement, and (vi) Amended and Restated Trademark License Agreement. While the approximate dollar value of these transactions is not determinable at this time, the Company expects such value to exceed $120,000.
Trina Note Instrument
At Closing, the Company and the Seller executed the Note Instrument. Pursuant to the Note Instrument, the Company will repay the principal amount in cash with quarterly repayments of $7.5 million per quarter starting on the first calendar quarter ending after the one-year anniversary of the date of issuance of the Note Instrument and $30.0 million at maturity. Interest will accrue quarterly in arrears at one percent (1%) per annum and will be paid in cash on a quarterly basis starting at Closing. The Company, in its discretion, may prepay the Note Instrument, in whole or in part, at any time prior to maturity date without premium or penalty.
Trina Convertible Note Instrument
At Closing, the Company and the Seller executed the Convertible Note Instrument. Within five (5) business days of obtaining CFIUS approval, the Convertible Note Instrument shall partially convert into approximately 12.5 million shares of the Company’s Common Stock. Within five (5) business days of obtaining Requisite Stockholder Approval, the remaining balance of the Convertible Note Instrument shall convert into approximately 18.0 million additional shares of the Company’s Common Stock. Interest shall accrue quarterly at seven percent (7%) per annum commencing on the issuance date, subject to certain adjustments; however, the Convertible Note Instrument shall never convert to more than approximately 30.4 million shares of Common Stock.
Trina Cooperation Agreement
At Closing, the Company and the Seller entered into a Cooperation Agreement. Pursuant to such agreement, among other things, for so long as the Seller holds 15.4 million shares of the Company’s Common Stock, it shall be entitled to designate for nomination one (1) director to the Board and (ii) for as long as the Seller holds fifteen percent (15%) or more of the Company’s Common Stock, it shall be entitled to designate for nomination two (2) directors to the Board. For so long as there is at least one (1) director designated by the Seller on the Board and at least one (1) such director is an independent director in accordance with the applicable law and stock exchange listing rules and determined by the Board, the Board shall appoint a director designated by the Seller to each of (i) the nominating and corporate governance committee and (ii) the compensation committee.
Pursuant to the Cooperation Agreement, Seller nominated Mingxing Lin as a director to the Board and the Board approved his appointment effective at Closing.
Encompass Preferred Stock Purchase Agreement
On December 23, 2024, T1 Energy issued a first tranche of 5 million shares of its non-voting preferred stock (the “Preferred Stock”) to certain funds and accounts managed by Encompass Capital Advisors LLC, a beneficial owner of more than 5% of the shares of the Company’s Common Stock (collectively, “Encompass”) in exchange for $50.0 million pursuant to the preferred stock purchase agreement entered into by and among T1 Energy and Encompass on November 6, 2024 (the “Preferred Stock Purchase Agreement”). At T1 Energy’s sole discretion upon proceeding to a final investment decision on its solar cell manufacturing facility, the Company may issue an additional second tranche of 5 million shares of Preferred Stock to Encompass in exchange for $50.0 million.
The Preferred Stock has a term of three (3) years from December 23, 2024, and a conversion price of $2.50 per share of Common Stock or such other price as is used in the conversion of the Preferred Stock. T1 Energy will redeem the Preferred Stock at maturity at par value plus any accrued and unpaid interest. The Preferred Stock ranks senior to the Common Stock but junior to all debt obligations of the Company and has a liquidation preference equal to $10.00 per share of Preferred Stock plus accrued but unpaid dividends. T1 Energy also agreed to provide certain registration rights with respect to the Preferred Stock and the shares of Common Stock underlying the Preferred Stock. The Preferred Stock carries 6% cash interest, accruing on the funding of the first tranche and payable in arrears (i) on the dividend date 18 months after the first tranche funding and (ii) every six months after such dividend payment date.
Policies and Procedures for Related Person Transactions
Under our Related Person Transactions Policy adopted by the Board, the Audit and Risk Committee is required to review and, if appropriate, approve or ratify any proposed related person transactions or any related person transactions of which they have become aware, and which have not previously been approved by the Audit and Risk Committee. If Company’s management determines that it is undesirable to wait until a meeting of the Audit and Risk Committee to consummate a related person transaction, the Chair of the Audit and Risk Committee may approve on behalf of the Audit and Risk Committee such related person transaction in accordance with the Related Person Transactions Policy if the aggregate amount involved in the transaction, or series of related transactions, is expected to be less than $250,000. Any such approval must be reported to the Audit and Risk Committee at its next regularly scheduled meeting. In addition, under the policy, any directors interested in a related person transaction must recuse themselves from any vote on the transaction in which they have an interest. The definition of “related person transactions” for purposes of the policy covers the transactions that are required to be disclosed under Item 404(a) of Regulation S-K.
Director Independence
The Board has established director independence standards, which are included in our Corporate Governance Guidelines, that are consistent with applicable NYSE listing standards. The NYSE listing standards generally define an “independent director” as a person who the Board affirmatively determines has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), and require that a majority of a board of directors be independent. The Board has determined that Mr. Kantor, Mr. Manners, Mr. Slettemoen, Dr. Steingart, Ms. Strine and Mr. Anderson are “independent directors,” as defined in the NYSE listing standards. Independent directors meet in executive sessions without non-independent directors or management present from time to time, as determined by the independent directors, but no less than one time per year. Such meetings are typically held following regularly scheduled meetings or at such other times as requested by an independent director.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firms
The Company’s principal accountant for 2024 and 2023 was PricewaterhouseCoopers AS. The following table sets forth the aggregate fees and expenses billed to us by our independent registered public accounting firm:

	2024	2023
Audit Fees(1)	$1,505,363	$1,349,207
Audit Related Fees(2)	8,489	37,380
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$1,513,852	$1,386,587

(1)	Audit fees consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly condensed consolidated financial statements, and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees billed for tax consulting services and professional services relating to tax compliance, tax planning, and tax advice.
(4)	Other fees consist of fees billed for advisory services that are not included in the above categories.
Approval of Audit and Permissible Non-Audit Services
Our Audit and Risk Committee charter requires the Audit and Risk Committee to review and approve all audit services and all permissible non-audit services to be performed for us by our independent registered public accounting firm. The Audit and Risk Committee will not approve any services that are not permitted by SEC rules.

The Audit and Risk Committee pre-approved all audit, audit related, tax, and non-audit related services to be performed for us by our independent registered public accounting firm.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
All financial statements are omitted because they are either not required or the information is otherwise included in the Original Filing.
(a)(2) Financial Statement Schedules
All financial statement schedules are omitted because they are either not required or the information is otherwise included in the Original Filing.
(a)(3) Exhibits
See Item 15(b) below.
(b) Exhibits
The following exhibits to this Amendment supplements the Exhibits listed and/or filed in the Original Filing:
Exhibit Index

Exhibit Number	Description
31.3**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025.
**	Documents filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T1 Energy Inc.

Date: April 30, 2025	/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2025	/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: April 30, 2025	/s/ Joseph Evan Calio
	Name:	Joseph Evan Calio
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2025	/s/ Denise Cruz
	Name:	Denise Cruz
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Date: April 30, 2025	/s/ W. Richard Anderson
	Name:	W. Richard Anderson
	Title:	Director

Date: April 30, 2025	/s/ Todd Jason Kantor
	Name:	Todd Jason Kantor
	Title:	Director

Date: April 30, 2025	/s/ Mingxing Lin
	Name:	Mingxing Lin
	Title:	Director

Date: April 30, 2025	/s/ Peter Matrai
	Name:	Peter Matrai
	Title:	Director

Date: April 30, 2025	/s/ David J. Manners
	Name:	David J. Manners
	Title:	Director

Date: April 30, 2025	/s/ Tore Ivar Slettemoen
	Name:	Tore Ivar Slettemoen
	Title:	Director

Date: April 30, 2025	/s/ Daniel Artemus Steingart
	Name:	Daniel Artemus Steingart
	Title:	Director

Date: April 30, 2025	/s/ Jessica Wirth Strine
	Name:	Jessica Wirth Strine
	Title:	Director