Form 10-Q
period 2025-03-31
T1 Energy Inc.
filed 2025-05-15
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number: 333-274434

T1 Energy Inc.
(Exact name of Registrant as specified in its charter)

Delaware	93-3205861
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1211 E 4th St.
Austin, Texas 78702
(409) 599-5706
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	TE	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	TE WS	The New York Stock Exchange

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

As of May 12, 2025, 155,938,092 shares of the registrant’s common stock were outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding T1 Energy Inc.’s future financial performance, as well as our strategy, future liquidity requirements, financial position, long-term operating plan, estimated revenues and losses, projected costs, expected cash spending, planned capital expenditures, prospects, plans, estimates and objectives of management are forward-looking statements. When used in this Report, the words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intends”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “will”, “would”, the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.
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
These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025, the Risk Factors included in this Quarterly Report on Form 10-Q, and in our other filings with the SEC. We do not assume any obligation to update any forward-looking statements.
In February 2025, we changed our corporate name from FREYR Battery, Inc. to T1 Energy Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Quarterly Report on Form 10-Q. As such, unless expressly indicated or the context requires otherwise, the terms “T1,” “Company,” “we,” “us,” and “our” in this document refer to T1 Energy Inc., a Delaware corporation, and, where appropriate, its subsidiaries.
T1 intends to use its website as a channel of distribution to disclose information which may be of interest or material to investors and to communicate with investors and the public. Such disclosures will be included on T1’s website in the ‘Investor Relations’ section located at https://ir.t1energy.com/overview/default.aspx. T1 also intends to use certain social media channels, including, but not limited to, our X account (https://x.com/T1_Energy), our LinkedIn account (https://www.linkedin.com/company/t1energy), as well as Daniel Barcelo’s X account (https://x.com/danielbarcelo), LinkedIn account (https://www.linkedin.com/in/daniel-barcelo) and Instagram account (https://www.instagram.com/danbarcelo/), as means of communicating with the public and investors about T1, its progress, products and other matters. While not all the information that T1 posts to its digital platforms may be deemed to be of a material nature, some information may be. As a result, T1 encourages investors and others interested to review the information that it posts and to monitor such portions of T1’s website and social media channels on a regular basis, in addition to following T1’s press releases, SEC filings, and public conference calls and webcasts. The contents of T1’s website and other social media channels shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
T1 ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$48,881	$72,641
Restricted cash	2,210	4,004
Accounts receivable trade, net - related parties	18,005	—
Government grants receivable, net	14,080	687
Inventory	333,032	274,549
Advances to suppliers	164,248	164,811
Other current assets	7,908	1,569
Current assets of discontinued operations	38,312	64,909
Total current assets	626,676	583,170
Property and equipment, net	310,246	285,187
Goodwill	74,527	74,527
Intangible assets, net	270,686	281,881
Right-of-use asset under operating leases	149,570	111,081
Total assets	$1,431,705	$1,335,846
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,532	$61,708
Accrued liabilities and other	76,845	91,346
Deferred revenue	61,525	48,155
Derivative liabilities	1,556	14,905
Current portion of long-term debt	56,492	42,867
Current portion of long-term debt - related party	59,000	51,500
Payables to related parties	88,947	52,534
Current liabilities of discontinued operations	40,204	51,009
Total current liabilities	493,101	414,024
Long-term deferred revenue	30,000	32,000
Convertible note - related party	82,083	80,698
Operating lease liability	139,921	101,787
Long-term debt	170,753	188,316
Long-term debt - related party	234,829	238,896
Deferred tax liability	20,232	21,227
Other long-term liabilities	9,581	21,761
Total liabilities	1,180,500	1,098,709
Commitments and contingencies
Redeemable preferred stock
Convertible series A preferred stock, $0.01 par value, 5,000 issued and outstanding as of both March 31, 2025 and December 31, 2024 (includes accrued dividends and accretion of $978 and $87 as of March 31, 2025 and December 31, 2024, respectively)	49,266	48,375
Stockholders’ equity:
Common stock, $0.01 par value, 155,938 issued and outstanding as of March 31, 2025 and 155,928 issued and outstanding as of December 31, 2024	1,559	1,559
Additional paid-in capital	974,767	971,416
Accumulated other comprehensive loss	(32,910)	(58,975)
Accumulated deficit	(741,477)	(725,238)
Total equity	201,939	188,762
Total liabilities, redeemable preferred stock, and equity	$1,431,705	$1,335,846
See accompanying Notes to Condensed Consolidated Financial Statements.

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net sales - related parties	$64,647	$—
Cost of sales	35,671	—
Gross profit	28,976	—
Selling, general and administrative	52,587	15,004
Loss from continuing operations	(23,611)	(15,004)
Other income (expense):
Warrant liability fair value adjustment	1,567	146
Derivative liabilities fair value adjustment	25,229	—
Interest (expense) income, net	(9,853)	1,405
Foreign currency transaction (loss) gain	(14)	554
Other income, net	34	1,594
Total other income	16,963	3,699
Loss from continuing operations before income taxes	(6,648)	(11,305)
Income tax benefit	2,513	—
Net loss from continuing operations	(4,135)	(11,305)
Net loss from discontinued operations, net of tax	(12,104)	(17,385)
Net loss	(16,239)	(28,690)
Net loss attributable to non-controlling interests	—	147
Preferred dividends and accretion	(891)	—
Net loss attributable to common stockholders	$(17,130)	$(28,543)

Weighted average shares of common stock outstanding - basic and diluted	155,933	139,705
Net loss per share from continuing operations - basic and diluted	$(0.03)	$(0.08)
Net loss per share from discontinued operations - basic and diluted	$(0.08)	$(0.12)
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.20)

Other comprehensive income (loss):
Net loss	$(16,239)	$(28,690)
Foreign currency translation adjustments	26,065	(26,044)
Total comprehensive income (loss)	9,826	(54,734)
Comprehensive loss attributable to non-controlling interests	—	147
Preferred dividends and accretion	(891)	—
Comprehensive income (loss) attributable to common stockholders	$8,935	$(54,587)

See accompanying Notes to Condensed Consolidated Financial Statements.

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2024	139,705	$1,397	$925,623	$(18,826)	$(274,999)	$1,521	$634,716
Share-based compensation expense	—	—	3,670	—	—	—	3,670
Net loss	—	—	—	—	(28,543)	(147)	(28,690)
Reclassification of warrants from liability classified to equity classified	—	—	10	—	—	—	10
Other comprehensive loss	—	—	—	(26,044)	—	—	(26,044)
Balance as of March 31, 2024	139,705	$1,397	$929,303	$(44,870)	$(303,542)	$1,374	$583,662

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2025	155,928	$1,559	$971,416	$(58,975)	$(725,238)	$—	$188,762
Share-based compensation expense	—	—	4,242	—	—	—	4,242
Net loss	—	—	—	—	(16,239)	—	(16,239)
Exercise of stock options	10	—	—	—	—	—	—
Preferred dividends and accretion	—	—	(891)	—	—	—	(891)
Other comprehensive income	—	—	—	26,065	—	—	26,065
Balance as of March 31, 2025	155,938	$1,559	$974,767	$(32,910)	$(741,477)	$—	$201,939

See accompanying Notes to Condensed Consolidated Financial Statements.

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,239)	$(28,690)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	3,939	3,551
Depreciation and amortization	14,678	2,211
Change in fair value of derivative liabilities	(25,229)	—
Gain on sale of property and equipment	(5,675)	—
Accretion of discount on long-term debt	4,640	—
Reduction in the carrying amount of right-of-use assets	1,689	277
Warrant liability fair value adjustment	(1,567)	(146)
Deferred income taxes	(995)	—
Share of net loss of equity method investee	425	156
Foreign currency transaction net unrealized gain	251	(1,359)
Other	1,311	—
Changes in assets and liabilities:
Inventory	(58,483)	—
Advances to suppliers and other current assets	(358)	2,852
Trade accounts receivable	(18,005)	—
Government grants receivable	(13,393)	—
Accounts payable, accrued liabilities and other	56,827	4,930
Deferred revenue	11,370	—
Net cash used in operating activities	(44,814)	(16,218)
Cash flows from investing activities:
Proceeds from the return of property and equipment deposits	1,202	19,021
Purchases of property and equipment	(29,141)	(21,455)
Proceeds from the sale of property and equipment	50,000	—
Net cash provided by (used in) investing activities	22,061	(2,434)
Cash flows from financing activities:
Debt fees paid	(3,760)	—
Net cash used in financing activities	(3,760)	—
Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	959	(4,324)
Net decrease in cash, cash equivalents, and restricted cash	(25,554)	(22,976)
Cash, cash equivalents, and restricted cash at beginning of period	76,645	275,742
Cash, cash equivalents, and restricted cash at end of period	$51,091	$252,766
Supplementary disclosure for non-cash activities:
Accrued purchases of property and equipment	$21,255	$9,981
Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$48,881	$249,855
Restricted cash	2,210	2,911
Cash, cash equivalents, and restricted cash	$51,091	$252,766
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2024 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s condensed consolidated financial statements for the periods presented. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024, was derived from the audited consolidated financial statements as of December 31, 2024. However, these condensed consolidated interim financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025.
The condensed consolidated financial statements include the accounts of T1, its wholly owned subsidiaries, majority-owned subsidiaries, and variable interest entities (“VIE”) of which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current period’s presentation.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, estimates related to the fair value less costs to sell for assets held for sale, impairment of long-lived assets, derivative liability, the valuation of warrant liability, anti-dilution right and share-based compensation. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, however, actual results may differ materially from these estimates.
Risks and Uncertainties
We are subject to those risks common to our business and industry and also those risks common to early stage development companies. These risks include those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025.
These consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of the date of this Report, our existing cash resources, which were primarily provided as a result of the business combination with Alussa Energy Acquisition Corporation in 2021 (the “Alussa Business Combination”) and issuance of equity securities, are sufficient to support our planned operations for at least the next 12 months from the date of issuance of these financial statements. Therefore, our financial statements have been prepared on the basis that we will continue as a going concern.
Restricted Cash
Certain cash balances are restricted as to withdrawal or use. Restricted cash includes funds held in a restricted account for the payment of upfront rental lease deposits and government income tax withholdings.
Deferred Revenue
During the three months ended March 31, 2025, we recognized revenue of $31.8 million that was included in deferred revenue at the beginning of the period.

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
2. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$213,736	$253,409
Spare parts	19,980	—
Finished goods	99,316	21,140
Total	$333,032	$274,549
3. PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS, NET
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$192,079	$—
Machinery and equipment	115,790	—
Office equipment	6,816	2,634
Construction in progress	750	284,136
	315,435	286,770
Less: Accumulated depreciation	(5,188)	(1,583)
Total	$310,246	$285,187
Depreciation expense was $3.5 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
Intangible Assets, net
In connection with the Trina Business Combination, we recognized intangible assets related to customer contracts. An estimated useful life of 5 years was determined based on contractual terms of the offtake agreements.
Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts	$283,000	$(12,314)	$270,686	$283,000	$(1,119)	$281,881
Amortization expense was $11.2 million and zero for the three months ended March 31, 2025 and 2024, respectively.

Future annual amortization expense is estimated to be as follows (in thousands):

Remainder of 2025	$42,636
2026	56,600
2027	56,600
2028	56,600
2029	55,481
Thereafter	2,769
Total	$270,686
4. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued purchases	$55,960	$65,146
Accrued payroll and payroll related expenses	6,324	12,378
Operating lease liabilities	11,101	9,314
Other current liabilities	3,460	4,508
Total	$76,845	$91,346
5. DEBT
Our debt arrangements consisted of the following (in thousands):

Loan Agreement	March 31, 2025	December 31, 2024
Trina Solar AG Note	$150,000	$150,000
Trina Solar (U.S.), Inc. Production Reserve Fee	220,000	220,000
Senior Secured Credit Facility	235,000	235,000
Convertible note - related party	80,000	80,000
Total debt principal	685,000	685,000
Less: unamortized discount	(81,843)	(82,723)
Total debt	603,157	602,277
Less: current portion	115,492	94,367
Noncurrent portion	$487,665	$507,910
Trina Solar AG Note
In connection with the Trina Business Combination, we entered into a credit agreement with Trina Solar (Schweiz) AG, a related party. The principal on the note is payable in quarterly installments of $7.5 million commencing on December 31, 2025 and concluding on the December 23, 2029 maturity date with the repayment of the final $30.0 million. The note bears interest at a rate per annum equal to 1.0%.
Trina Solar (U.S.), Inc. Production Reserve Fee
In connection with the Trina Business Combination, we assumed a debt obligation with Trina Solar (U.S.), Inc., a related party. The principal on the debt is payable in annual installments of $44.0 million commencing on the first anniversary of the business combination date. Provided that the Company makes all scheduled installment payments, the debt will bear no interest. However, if the Company fails to make an installment payment, both parties shall negotiate a revised payment schedule in good faith, and any unpaid installment balance will accrue interest at a rate of 6.0% per annum.
Senior Secured Credit Facility
In connection with the Trina Business Combination, we assumed a credit agreement with a consortium of banks, with HSBC Bank USA, N.A. serving as the administrative agent (the “Credit Agreement”). This Credit Agreement provides for $235.0 million in borrowings through a senior secured construction-to-term loan facility. The Facility is dedicated to financing the development, construction, and operation of our five gigawatt solar module manufacturing project in Wilmer, Texas, as well as funding related fees and expenses. The Credit Agreement matures on December 31, 2029.

Borrowings under the Credit Agreement are secured by substantially all of our project-related assets. Interest on amounts drawn accrues at our option of either (i) a base rate (as defined in the Credit Agreement) plus a margin of 3.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.5%. We may prepay the outstanding amounts or reduce the commitment in whole or in part at any time, subject to certain customary conditions. The Credit Agreement requires us to comply with specified financial and non-financial covenants, including the maintenance of certain leverage ratios, a debt service ratio and a facility commissioning deadline. We were in compliance with the financial and non-financial covenants in the Credit Agreement as of March 31, 2025.
Following the substantial completion of the Wilmer facility and satisfaction of other conditions precedent, the Credit Agreement was converted from a construction loan to a term loan on April 30, 2025. In connection with the conversion, we amended the Credit Agreement to reduce the balance required for our debt service reserve account for the initial period starting on April 30, 2025 and ending on June 30, 2025. As a result, we transferred $22.3 million into a restricted cash account to fund the scheduled principal installment and interest payable on June 30, 2025.
Convertible note - related party
In connection with the Trina Business Combination, we issued an $80.0 million convertible note due in five years to Trina Solar (Schweiz) AG, a related party. The note will convert into our common stock in two stages: (i) into 12.5 million shares of common stock, subject to certain adjustments, within five business days of obtaining approval from the Committee on Foreign Investment in the United States (“CFIUS”) on the Trina Business Combination and (ii) into 17.9 million shares of common stock, subject to certain adjustments, within five business days of securing required stockholder approval. If these conditions are not met, the convertible note may be replaced with a new unsecured senior note on similar terms. The convertible note bears interest at 7% per annum, escalating by an additional 3% every 60 days if conversion does not occur within specified deadlines. As of March 31, 2025, $82.1 million was outstanding on the convertible note.
Interest Rates
As of March 31, 2025, our debt borrowing rates were as follows:

Loan Agreement	Interest Rate	Effective Interest Rate
Trina Solar AG Note	1.0%	6.0%
Trina Solar (U.S.), Inc. Production Reserve	—%	4.9%
Senior Secured Credit Facility	SOFR plus 2.5%	7.5%
Convertible note - related party	7.0%	6.9%
Schedule of Principal Maturities of Debt
The aggregate maturities of long-term debt as of March 31, 2025 were as follows (in thousands):

Remainder of 2025	$98,367
2026	136,357
2027	141,578
2028	140,951
2029	167,747
Thereafter	—
Total	$685,000

6. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and if such loss or a range of losses is estimable, often involves significant judgment, including estimates and assumptions about future events.
To the knowledge of our management, as of March 31, 2025 there is no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.

7. WARRANTS
Public and Private Warrants
As of March 31, 2025 and December 31, 2024, we had 24.6 million warrants outstanding (the “Warrants”), consisting of 14.7 million public warrants (the “Public Warrants”) and 9.9 million private warrants (the “Private Warrants”) as of March 31, 2025 and December 31, 2024. Each Warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
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
The Private Warrants are identical to the Public Warrants, except that so long as they are held by a certain holder or any of its permitted transferees, the Private Warrants: (i) may be exercised for cash or on a cashless basis and (ii) shall not be redeemable by us. We determined that the Private Warrants are not considered indexed to our common stock as the holder of the Private Warrants impacts the settlement amount and thus, they are liability classified. The Private Warrants are presented as other long-term liabilities on the condensed consolidated balance sheets.
If Private Warrants are sold or transferred to another party that is not the specified holder or any of its permitted transferees, the Private Warrants become Public Warrants and qualify for classification within stockholders’ equity at the fair value on the date of the transfer. See also Note 9 – Fair Value Measurement.
8. REDEEMABLE PREFERRED STOCK, ANTI-DILUTION RIGHT, AND SHARE PURCHASE AGREEMENT
Redeemable Preferred Stock
As of March 31, 2025, 5.0 million shares of non-voting Convertible Series A Preferred Stock (“Preferred Stock”) are issued and outstanding. Each share of Preferred Stock has a stated value of $10.00, for an aggregate value of $50.0 million.
The Preferred Stock was issued to certain funds and accounts managed by Encompass Capital Advisors LLC, a related party, and has a term of 3 years from December 23, 2024. If not converted by the holder, we are required to redeem the Preferred Stock at maturity at par value plus any accrued and unpaid dividends. The Preferred Stock will rank senior to the Common Stock but junior to all debt obligations of the Company and will have a liquidation preference equal to $10.00 per share of Preferred Stock plus accrued but unpaid dividends. The Preferred Stock carries 6% cash dividends, accruing on the funding of the first tranche and payable in arrears (i) on the dividend date 18 months after the first tranche funding and (ii) every six months after such dividend payment date. For the three months ended March 31, 2025, we recognized $0.8 million of accumulated and unpaid dividends.
At our sole discretion upon proceeding to a final investment decision on a solar cell manufacturing facility, we may issue an additional second tranche of 5.0 million shares of Series A Preferred Stock to the holders in exchange for $50.0 million (“Tranche Right”).
The Preferred Stock has a conversion price of $2.50 per share of Common Stock, however if we elect not to utilize the Tranche Right on the date that the Company proceeds with its final investment decision with respect to a solar cell manufacturing facility, the conversion price is reduced to $1.79 per share of Common Stock. The conversion rights are held by the holder of the Preferred Stock.
Anti-dilution Right
In connection with the Trina Business Combination, we provided Trina Solar (Schweiz) AG the right (“Anti-dilution Right”), but not the obligation, to acquire a number of shares of our common stock so that Trina Solar (Schweiz) AG’s proportionate ownership of our common stock after the conversion of the Preferred Stock will be the same as before the conversion at a price equal to $2.50 per share of our common stock or otherwise equal to the price for the conversion of Preferred Stock. We determined that the Anti-dilution Right was a freestanding financial instrument and classified it as an other long term liability on our condensed consolidated balance sheets, initially recorded at fair value. The Anti-dilution Right is subsequently revalued until anti-dilution shares are issued or expired, with changes in fair value for each reporting period recognized in derivative liabilities fair value adjustment.

Share Purchase Agreement
On November 6, 2024, the Company and an investor who is a significant shareholder of Trina Solar, entered into a share purchase agreement (“Share Purchase Agreement”) pursuant to which the investor subscribed to purchase a total of $14.8 million of common stock for $1.05 per share. The purchase and sale of the shares are conditioned upon, amongst other things, CFIUS approval of the transaction. In the event CFIUS approval does not occur, the Company will not be obligated to proceed with the transaction and the Company shall use its best efforts, within six months, to sell an equivalent number of shares of Common Stock in a private offering or public offering at such price per share as the Company shall determine in its absolute direction (the “Alternative Transaction Purchase Price”). If the Alternative Transaction Purchase Price (net of any commissions, fees and expenses) exceeds $1.05, the Company shall pay to the investor an amount equal to the excess multiplied by the number of shares sold (up to the number of shares proposed to be sold pursuant to this agreement). In the event that the Company has not been able to complete such sale of Common Stock by the end of such six month period, no payment shall be due from the Company to the investor. We recognized the Share Purchase Agreement as a derivative liability on our condensed consolidated balance sheets and initially recorded it at fair value. The Share Purchase Agreement is subsequently revalued until shares are issued or in the event of CFIUS turndown, a cash payment occurs with changes in fair value for each reporting period recognized in derivative liabilities fair value adjustment.
9. FAIR VALUE MEASUREMENT
Financial liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Anti-dilution Right	$—	$—	$6,574	$6,574	$—	$—	$18,454	$18,454
Warrant Liability	$—	$—	$1,739	$1,739	$—	$—	$3,306	$3,306
Share Purchase Agreement	$—	$—	$1,556	$1,556	$—	$—	$14,905	$14,905
We measure our Anti-dilution Right, Share Purchase Agreement and warrant liabilities for Private Warrants at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation uses assumptions and estimates that we believe a market participant would use when making the same valuation. Changes in the fair value of the Anti-dilution Right, Share Purchase Agreement and Private Warrants were recognized under other expenses, net in the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2025 and December 31, 2024, the carrying value of all other financial assets and liabilities approximated their respective fair values.
Anti-dilution Right
The Anti-dilution Right was valued using the Black-Scholes-Merton option pricing model. See Note 8 – Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement above for further details. Our use of the Black-Scholes-Merton option pricing model for the Anti-dilution Right, required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Anti-dilution Right.
•The expected term was determined based on the expiration date of the Anti-dilution Right.
•The expected volatility assumption was based on the implied volatility from the Company’s stock price.
The fair value of the Anti-dilution Right was determined using this approach, an exercise price of $2.50, and a share price of $1.26 as of March 31, 2025 and $2.58 as of December 31, 2024. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement of the Anti-dilution Right.
Share Purchase Agreement
The Share Purchase Agreement was valued using the Black-Scholes-Merton option pricing model. See Note 8 – Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement above for further details. Our use of the Black-Scholes-Merton option pricing model for the Share Purchase Agreement, required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Share Purchase Agreement.

•The expected term was determined based on the expected transaction date of the Share Purchase Agreement.
•The expected volatility assumption was based on the implied volatility from the Company’s stock price.
The fair value of the Share Purchase Agreement was determined using this approach, an exercise price of $1.05, and a share price of $1.26 as of March 31, 2025 and $2.58 as of December 31, 2024. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement of the Share Purchase Agreement.
Private Warrants
The Private Warrants were valued using the Black-Scholes-Merton option pricing model. See Note 7 – Warrants above for further details. Our use of the Black-Scholes-Merton option pricing model for the Private Warrants, required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Private Warrants.
•The expected term was determined based on the expiration date of the Private Warrants.
•The expected volatility assumption was based on the implied volatility from the publicly traded Public Warrants.
The fair value of the Private Warrants was determined using this approach, an exercise price of $11.50, and a share price of $1.26 as of March 31, 2025 and $2.58 as of December 31, 2024. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement of the Private Warrants.
Rollforward of Level 3 Fair Value Instruments
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

	Three months ended March 31, 2025
	Anti-dilution Right	Private Warrants	Share Purchase Agreement
Balance (beginning of period)	$18,454	$3,306	$14,905
Fair value measurement adjustments	(11,880)	(1,567)	(13,349)
Balance (end of period)	$6,574	$1,739	$1,556
10. STOCKHOLDERS' EQUITY
Common Stock
As of March 31, 2025, 355.0 million shares of common stock were authorized with a par value of $0.01 per share and 155.9 million shares of common stock were outstanding. Holders of common stock are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. As of March 31, 2025, we have not declared any dividends.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (amended and restated as of April 22, 2024), (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees and they do not typically forfeit for directors. Generally, our RSUs are equity-classified awards, as they are share settled. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price. As of March 31, 2025, a total of 34.9 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
During the three months ended March 31, 2025, 0.1 million options were granted, 2.0 million options were forfeited, 0.2 million options were exercised, 2.5 million RSUs were granted and 0.8 million RSUs vested.

11. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on our best estimate of our effective income tax rate expected to be applicable for the full fiscal year. Our effective income tax rate was 38% for the three months ended March 31, 2025, and 0% for the three months ended March 31, 2024. The increase in the tax rate is due to excess net deferred tax liabilities related to the Trina Business Combination, which provided a source of future taxable income to support the partial realization of the Company’s deferred tax assets. For the three months ended March 31, 2025, the Company’s effective income tax rate differed from the U.S. statutory rate of 21% primarily due to non-deductible fair value changes. For the three months ended March 31, 2024, the Company’s effective income tax rate differed from the U.S. statutory rate of 21% primarily due to changes in the valuation allowance.
12. RELATED PARTY TRANSACTIONS
Trina Group
We have related party balances and transactions with Trina Solar (Schweiz) AG and its affiliates (the “Trina Group”) as a result of the business combination and through the normal course of business.
Module sales of $64.6 million to the Trina Group are presented as net sales for the three months ended March 31, 2025. Deferred revenue from offtake agreements with the Trina Group of $51.5 million and $40.2 million is recognized under deferred revenue as of March 31, 2025 and December 31, 2024. In addition, the Company has agreements with the Trina Group to supply certain materials and components used in our solar module production. As of March 31, 2025 and December 31, 2024, payables to related parties of $88.9 million and $52.5 million were recognized in relation to these agreements.
As consideration for the Trina Business Combination, we issued a note payable, a convertible note, and a derivative anti-dilution right to the Trina Group. In addition, the Company assumed an existing debt obligation to the Trina Group. Refer to Note 5 - Debt and Note 8 - Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement for additional details on these instruments.
13. NET LOSS PER SHARE
The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss from continuing operations	$(4,135)	$(11,305)
Net loss from discontinued operations, net of tax	(12,104)	(17,385)
Net loss attributable to common stockholders	(17,130)	(28,543)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	155,933	139,705
Net loss per share:
Net loss per share from continuing operations - basic and diluted	$(0.03)	$(0.08)
Net loss per share from discontinued operations, net of tax - basic and diluted	$(0.08)	$(0.12)
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.20)
The outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share, as the impact would be antidilutive, are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Redeemable preferred stock (on as converted basis)	20,329	—
Public Warrants	14,675	14,675
Private Warrants	9,950	9,950
EDGE Warrants	687	2,176
Options	10,104	23,991
RSUs	4,017	—
Total	59,762	50,792

14. DISCONTINUED OPERATIONS
As of December 31, 2024, we determined that the assets for our European businesses and our Coweta County, Georgia, business met the criteria for classification as held for sale. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the historical results of these businesses are classified as discontinued operations for all periods presented herein.
On February 15, 2025, we completed the sale of our land in Coweta County, Georgia, for $50.0 million. Concurrently with the sale, we repaid a government grant of $20.0 million. As of March 31, 2025, $7.0 million of repayable government grants for the project are classified within current liabilities of discontinued operations on our condensed consolidated balance sheet.
Details of net loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Costs and expenses
General and administrative	$4,972	$7,835
Research and development	—	11,745
Restructuring charge	1,092	62
Share of net loss of equity method investee	425	156
Total costs and expenses	6,489	19,798
Loss from discontinued operations	(6,489)	(19,798)
Gain on disposal of property and equipment	5,675	—
Change in held for sale valuation allowance	363	—
Other (loss) income, net	(10,135)	2,413
Loss from discontinued operations before income taxes	(10,586)	(17,385)
Income tax expense	(1,518)	—
Net loss from discontinued operations, net of tax	$(12,104)	$(17,385)
Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
Details of the assets and liabilities of discontinued operations classified as held for sale in the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2025	December 31, 2024
Other current assets	$1,274	$8,926
Property and equipment, net	32,358	52,765
Intangible assets, net	1,822	1,625
Investments	—	515
Right-of-use asset under operating leases	2,858	1,078
Current assets of discontinued operations	$38,312	$64,909

Accounts payable	$2,144	$2,566
Accrued liabilities and other	14,689	5,764
Operating lease liability	15,799	15,136
Other current liabilities	7,572	27,543
Current liabilities of discontinued operations	$40,204	$51,009

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. Cash flow and non-cash information for the discontinued operations are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Depreciation	$—	$1,961
Amortization	—	38
Capital expenditures	2,510	21,455
Proceeds from the return of property and equipment deposits	1,202	19,021
Accrued purchases of property and equipment and intangible assets	101	9,981

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 “Financial Statements” and the other disclosures in this Quarterly Report on Form 10-Q and with the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025.
Overview
T1 Energy Inc., a Delaware corporation (“T1,” the “Company”, “we”, or “us”), is an energy solutions provider building an integrated U.S. supply chain for solar and batteries. We manufacture and sell photovoltaic (“PV”) solar modules in the United States for our U.S. customers.
Recent Developments
The three months ended March 31, 2025, represented our first full period of financial results following our transformative acquisition of Trina Solar (U.S.) Holding Inc., a Delaware corporation, and related subsidiaries (collectively “Trina Solar US Holding”), which closed on December 23, 2024 (“Trina Business Combination”). We recognized net sales of $64.6 million in the period related to net sales to Trina Solar (Schweiz) AG and its affiliates (the “Trina Group”), a related party. Additionally, we ended the first quarter with cash, cash equivalents, and restricted cash of $51.1 million.
Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, the United States has recently announced changes to its global trade policy, including significant tariffs on imports from China, Vietnam, Mexico, Canada, and other countries. These actions, and retaliatory tariffs imposed by other countries on U.S. goods and exports, have led to significant volatility and uncertainty in global markets.
New or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the United States, could further impact or exacerbate these conditions. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and on the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs, potential changes to existing tariffs, and whether additional tariffs may be imposed, modified, or suspended, and the impacts of such actions on our business. While the situation remains fluid, we are continuing to evaluate these developments.
We are operating in an uncertain macroeconomic environment with significant volatility that may impact consumer demand. To the extent the macroeconomic environment worsens, it may have a material effect on our results of operations and financial condition. Refer to Part I, Item 1A “Risk Factors” in our 2024 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion related to the above potential impacts on our business.

Results of Operations
The following table sets forth information on T1’s condensed consolidated results of operations (in thousands except percentages):

	Three months ended March 31,		2025 vs 2024 Change
	2025	2024	($)	(%)
Net sales - related parties	$64,647	$—	$64,647	NM
Cost of sales	35,671	—	35,671	NM
Gross profit	28,976	—	28,976	NM
Selling, general and administrative	52,587	15,004	37,583	250%
Loss from continuing operations	(23,611)	(15,004)	(8,607)	57%
Total other income	16,963	3,699	13,264	359%
Loss from continuing operations before income taxes	(6,648)	(11,305)	4,657	(41%)
Income tax benefit	2,513	—	2,513	NM
Net loss from continuing operations	(4,135)	(11,305)	7,170	(63)%
Net loss from discontinued operations, net of tax	(12,104)	(17,385)	5,281	(30)%
Net loss	(16,239)	(28,690)	12,451	(43%)
Net loss attributable to non-controlling interests	—	147	(147)	(100%)
Preferred dividends and accretion	(891)	—	(891)	NM
Net loss attributable to common stockholders	$(17,130)	$(28,543)	$11,413	(40)%

NM - Not meaningful
Net sales
Net sales consists of sales of PV solar modules. We recognize sales for PV solar modules at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.
Net sales were $64.6 million for the three months ended March 31, 2025, compared to zero for the three months ended March 31, 2024. Net sales related to PV solar modules. We began selling PV solar modules after the Trina Business Combination was completed on December 23, 2024.
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
Cost of sales were $35.7 million for the three months ended March 31, 2025, compared to zero for the three months ended March 31, 2024. Cost of sales related to PV solar modules. We began selling PV solar modules after the Trina Business Combination was completed on December 23, 2024.
Selling, general and administrative
Selling, general and administrative expenses primarily consists of personnel and personnel-related expenses for our sales, marketing and administrative personnel, costs for administrative offices, insurance, and outside professional services including legal, accounting, and other advisory services.
Selling, general and administrative expenses increased by $37.6 million or 250%, to $52.6 million for the three months ended March 31, 2025, from $15.0 million for the three months ended March 31, 2024. This increase is primarily due to an increase in personnel costs and legal and professional fees following the Trina Business Combination.

Other income (expense)
Other income (expense) primarily consists of the fair value adjustments on our warrant liability, derivative liabilities, interest income and expense, net foreign currency transaction gains and losses.
Other income increased by $13.3 million or 359% to $17.0 million for the three months ended March 31, 2025, from $3.7 million for the three months ended March 31, 2024. The increase is primarily due to a $25.2 million derivative liability fair value adjustment for the three months ended March 31, 2025, compared to zero the three months ended March 31, 2024 partially offset by a $9.9 million interest expense, net for the three months ended March 31, 2025, compared to a $1.4 million interest income, net.
Net loss from discontinued operations, net of tax
We concluded that the assets of our European businesses and our business in Coweta County, Georgia met the criteria for classification as held for sale as of December 31, 2024. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on our operations, resulting in the presentation of the historical financial results of these businesses as discontinued operations.
Net loss from discontinued operations, net of tax decreased by $5.3 million or 30%, to $12.1 million for the three months ended March 31, 2025 from $17.4 million for the three months ended March 31, 2024. The decrease primarily relates to the reduced research and development activity for our European businesses and a $5.7 million gain from the sale of land in Coweta County offset by a change in other (loss) income, net to $(10.1) million for the three months ended March 31, 2025 compared to $2.4 million for the three months ended March 31, 2024, primarily relating to estimated penalties associated with the expected disposal of our European businesses and a decrease in interest income due to a reduction in our cash balance in Europe.
Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
As of March 31, 2025, we had approximately $51.1 million of cash, cash equivalents, and restricted cash. To date, our principal sources of liquidity have been proceeds received from our Alussa Business Combination, the issuance of equity securities, and amounts received from government grants. Historically, these funds have been used for our Trina Business Combination, constructing and equipping our manufacturing facilities, technology licensing, R&D activities, and general corporate purposes.
Our future liquidity requirements depend on many factors, including the timing and extent of the following: cash flows from operations, capital expenditures for construction of future facilities and purchase of related equipment, spending on other growth initiatives, including through joint ventures, and general economic conditions. In addition to those activities, our short term liquidity will be utilized to fund the current portion of non-cancellable commitments, including leases and debt obligations. We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the next 12 months.
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
In November 2024, the Company estimated that a 5 GW solar cell manufacturing facility in the United States would have a total cost of approximately $850.0 million. The estimated costs of construction remain subject to technology and product specification decisions, ongoing business, financing, and operational changes, and changes to the overall macroeconomic environment. We will continue to provide updates to reflect material developments, including approvals or commitments for spending that differ materially from our previous estimates.
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

Cash Flow Summary
The following table summarizes our cash flows (in thousands):

	Three months ended March 31,		Change (%)
	2025	2024
Cash flows from operating activities	$(44,814)	$(16,218)	176%
Cash flows from investing activities	22,061	(2,434)	NM
Cash flows from financing activities	(3,760)	—	NM

NM - Not meaningful
Operating Activities
Net cash used in operating activities was $44.8 million for the three months ended March 31, 2025, compared to $16.2 million for the three months ended March 31, 2024. The increase in cash used in operating activities was primarily driven by an increase in cash used for working capital associated with our solar business and a repayment of $20.0 million for a government grant with Coweta County, Georgia and a decrease in net loss, adjusted for non-cash items.
Investing Activities
Net cash provided by (used in) investing activities was $22.1 million for the three months ended March 31, 2025, compared to $(2.4) million for the three months ended March 31, 2024. The change in cash used in investing activities was primarily driven by proceeds from the sale of property and equipment of $50.0 million for the three months ended March 31, 2025, relating to our land in Coweta County, Georgia offset by a decrease in the proceeds from the return of property and equipment deposits of $1.2 million for the three months ended March 31, 2025, compared to $19.0 million for the three months ended March 31, 2024.
Financing Activities
Net cash used in financing activities was $3.8 million for the three months ended March 31, 2025 and zero for the three months ended March 31, 2024. The change in cash used in financing activities was the result of the payment of debt fees in 2025.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are consistent with those described in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. There have been no material changes to our critical accounting policies during the three months ended March 31, 2025.
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

Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were effective.
Changes in Internal Control Over Financial Reporting
On December 23, 2024, we completed the Trina Business Combination. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended March 31, 2025, except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. To the knowledge of our management, there are no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 (as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025), which could materially affect our business, financial condition, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows. Except for the risk factor set forth below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K.
The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.
Our net sales and profits are subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of feed-in-tariff structures, rebates, tax incentives, and other incentives to end users, distributors, system integrators, and manufacturers of PV solar products. Many of these incentive programs expire, phase down over time, require renewal by the applicable authority, or may be amended. To the extent government incentive programs are reduced earlier than previously expected, are changed retroactively, or are not renewed, such changes could negatively impact demand and/or price levels for our solar modules, lead to a reduction in our net sales, and adversely impact our operating results.
Current regulatory policies, or any future changes or threatened changes to such policies, including those changes as a result of the current U.S. administration and control of the U.S. Congress, may subject us to significant risks, including the following:
•a reduction or removal of renewable energy programs and initiatives and the incentives they provide may negatively impact the market for future solar energy off-take agreements and reduce the ability for solar project developers to compete for off-take agreements, which may reduce PV solar module sales;
•any limitations on the value or availability to manufacturers or potential investors of tax incentives that benefit solar energy production, sales, or projects, such as the Section 45X advanced manufacturing production credit, ITC, and PTC, could result in reducing such manufacturers’ or investors’ economic returns and could cause a reduction in the availability of financing, thereby reducing demand for PV solar modules; and
•any effort to overturn federal and state laws, regulations, or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of electricity generation that compete with solar energy projects could negatively impact our ability to compete with traditional forms of electricity generation and materially and adversely affect our business.

Application of trade laws may also adversely impact, either directly or indirectly, our operating results; for example, by impacting our customers’ project costs, profitability, and their demand for our modules; or by impacting our own costs or disrupting our manufacturing or supply chains, and consequently negatively impacting demand and/or price levels for our solar modules, reducing our net sales, or affecting potential profitability of fulfilling customer contracts. We are therefore potentially subject to various risks, which include the following:
•any tariffs that reduce the profitability of contracts, whereby the cost of tariffs exceeds the amount able to be, or willing to be, absorbed by either us or the customer under the provisions of the contract and may lead to the cancellation of such contract, potentially resulting in the reduction of future revenue and/or the required return of a previously received customer down payment; and
•any reciprocal or other tariffs may place burdens on our customers’ supply chains exclusive of module import costs, including through increased costs of trackers, inverters, transformers, and other imported equipment, which are often heavily dependent on Chinese supply chains, due to the lack of availability from other countries. These and other costs could result in an inability for certain projects to generate profitable returns, and may lead to the delay or abandonment of such projects, thereby reducing or removing demand for currently contracted PV module sales.
In some instances, the application of trade laws is currently beneficial to us, and changes in their application could have an adverse impact. The overall impact of trade laws on our business depends on multiple factors, including their duration, their scope and potential expansion thereof, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. Recent developments include the following:
•United States — Reciprocal Tariffs. On April 2, 2025, the U.S. administration announced 10% “baseline” tariffs on all imports from all countries, and higher “reciprocal” tariffs on imports from nearly 60 countries, invoking his authority under the International Emergency Economic Powers Act (“IEEPA”). The 10% baseline tariffs entered into effect on April 5, 2025. However, on April 9, 2025, the U.S. administration announced a 90-day pause on the implementation of the additional, higher reciprocal tariffs, except for those applicable to China. As of May 5, 2025, the U.S. reciprocal tariff rate on imports from China was 125%, however the effective rate—when combined with the 20% fentanyl-related IEEPA tariffs of March 4, 2025—was 145%. If the higher reciprocal tariffs go into effect after the 90-day pause, after July 9, 2025, it could increase the costs to produce our solar modules, which would reduce our profitability. In particular, there is substantial uncertainty about the duration of existing policies surrounding tariffs on Chinese imports, potential changes to existing tariff countermeasures taken by China against the U.S., and whether additional tariffs may be imposed, modified, or suspended, and the impacts of such actions on our business. While the situation remains fluid, we are continuing to evaluate these developments.

•United States — Section 201 Tariffs on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes different types of tariffs and/or other trade remedies on certain imported crystalline silicon PV cells and modules from various countries. In February 2022, President Biden proclaimed a four-year extension of a global safeguard measure imposed pursuant to Section 201 of the Trade Act of 1974. The extension measure’s tariff rate was originally set at 14.75%, with annual reductions of 0.25 percentage points over the remainder of its four-year term, which expires in February 2026. The current rate is 14.00%. The extension measure also provides an annual tariff-rate quota, whereby tariffs apply only to imported crystalline silicon solar cells above the first 12.5 GW of imports, which was exceeded by approximately 1.4 GW in 2024, according to data from the U.S. International Trade Commission (“USITC”).
•United States — Section 301 Tariffs on Certain Chinese Imports. The United States currently imposes tariffs ranging from 7.5% to 200% on most articles imported from China, pursuant to Section 301 of the Trade Act of 1974. Currently, crystalline silicon solar cells are subject to 50% tariffs, and modules are subject to 25% tariffs. There are certain product exclusions for these tariffs and the Office of the U.S. Trade Representative (“USTR”) is accepting product exclusion requests, however, these exclusions will expire on May 31, 2025.
•United States — IEEPA Tariffs in response to the Fentanyl and Immigration crises. In February 2025, the U.S. administration announced 25% tariffs on imports from Canada and Mexico, with the exception of products originating under the United States-Mexico-Canada Agreement (“USMCA”), and 10% tariffs on all imports from China. These tariffs are related to the national security threat posed by trade in fentanyl and other illegal narcotics, as well as illegal immigration. The 10% tariffs on China were subsequently doubled to 20% in March 2025. These tariffs apply in addition to any tariffs imposed under Section 301, ordinary customs duties, antidumping duties or countervailing duties (“AD/CVDs”), and reciprocal tariffs imposed on Chinese imports. Our operating results could be adversely impacted if these tariffs were to be terminated or reduced.
•United States — Port Fees on Certain Chinese Vessel Operators and Chinese Vessel Owners. On April 17, 2025, USTR published a notice of action in its investigation under Section 301 of the Trade Act of 1974 into China’s targeting of the maritime, logistics, and shipbuilding sectors for dominance. The action imposes new port fees on Chinese vessel operators and/or Chinese vessel owners as well as on non-Chinese operators of Chinese-origin vessels beginning on October 14, 2025. The level of fees is on a sliding scale per net ton or, in the case of non-Chinese operators, the higher of a net ton fee or container-based fee. Such fees may impact our logistics services and consequently impact our profitability and results of operations.

•United States — Tariffs on Certain Foreign-imported Aluminum and Steel. The United States currently imposes tariffs of 25% on imported aluminum and steel articles and derivative products under Section 232 of the Trade Expansion Act of 1962, administered by the U.S. Department of Commerce (“USDOC”). There are certain exemptions to these tariffs including for items that are USMCA-originating. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.
•United States — Potential Tariffs on Processed Critical Minerals and Derivative Products. On April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of certain critical minerals, as well as their derivative products, under Section 232 of the Trade Expansion Act of 1962. The scope of the investigation includes tellurium and other critical minerals used in solar module manufacturing. In addition, the definition of derivative products covered by the investigation is potentially broad. If this investigation results in the imposition of tariffs or import restrictions on critical minerals and/or derivative products, it could negatively impact demand and/or price levels for our solar modules and limit our growth, lead to a reduction in our net sales, or increase our costs, thereby adversely impacting our operating results.
•United States — AD/CVDs on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes AD/CVDs on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such AD/CVDs can change over time pursuant to annual administrative reviews conducted by the USDOC, and a decline in duty rates or USDOC failure to fully enforce U.S. AD/CVD laws could have an adverse impact on our operating results. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar modules completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent the pre-existing AD/CVD orders on China. Such duties apply to circumventing imports on or after June 6, 2024, as well as any circumventing imports prior to that date that were not used or installed on or before December 3, 2024. Our operating results could be adversely impacted if the USDOC and other U.S. government agencies do not enforce the affirmative circumvention rulings as expected . Conversely, effective enforcement could positively impact our operating results.
•United States — AD/CVDs on Solar Cells and Modules. In April 2024, the American Alliance for Solar Manufacturing Trade Committee filed AD/CVD petitions with the USDOC and the USITC to impose duties on solar cells and modules from Cambodia, Malaysia, Thailand, and Vietnam. The investigations have resulted in the imposition of final AD/CVD duties. On April 21, 2025, the USDOC announced final affirmative determinations in the AD and CVD investigations, finding that cells and modules from Cambodia, Malaysia, Thailand, and Vietnam are being dumped and unfairly subsidized at rates ranging from de minimis to over 3,400%, depending on the particular foreign producer (and, in some circumstances, retroactive duties on entries dating back as far as June 2024). Should the USITC make a final affirmative determination on June 2, 2025, the USDOC will issue final AD/CVD orders shortly thereafter.
As exemplified above, established markets for PV solar development face uncertainties arising from policy, regulatory, and governmental actions. Policy promulgation and market development are especially vulnerable to governmental inertia, political instability, changing government policy and priorities, the imposition or lowering of trade remedies and other trade barriers, geopolitical risk, fossil fuel subsidization, potentially stringent localization requirements, and limited available infrastructure. Any negative impacts from changes in policy, regulatory and governmental actions could negatively affect our business, reduce our net sales, profitability and/or market share, and consequently adversely affect our results of operations, prospects, and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of T1 Energy Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 19, 2025).

3.2	Amended and Restated Bylaws of T1 Energy Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 19, 2025).
10.1	Amendment No. 2 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 14, 2025).
10.2	Amendment No. 3 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 4, 2025).
10.3	Amendment No. 4 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 14, 2025).
10.4#,*	Form of Restricted Stock Unit Agreement
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡,*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡,*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Management contract and compensatory plan and arrangement.
‡	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T1 Energy Inc.

Date: May 15, 2025	/s/ Joseph Evan Calio
	Name:	Joseph Evan Calio
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2025	/s/ Denise Cruz
	Name:	Denise Cruz
	Title:	Chief Accounting Officer
(Principal Accounting Officer)