Form 10-Q/A
period 2025-03-31
T1 Energy Inc.
filed 2025-08-18
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
T1 Energy Inc. (“T1” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2025 originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2025 (the “Original Form 10-Q”).
Background of Restatement
In the course of preparing the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2025, the Company reassessed its presentation of amortization of intangible assets related to certain acquired customer contracts. Historically, the Company recorded intangible asset amortization within selling, general and administrative as a component of operating expense on the condensed consolidated statement of operations and comprehensive income (loss). However, prior to filing its quarterly report on Form 10-Q for June 30, 2025, the Company determined that the amortization of intangible assets related to acquired customer contracts should be presented as an offset to revenue rather than as a component of operating expense. See Note 1A – Restatement of Previously Issued Financial Statements included in the accompanying condensed consolidated financial statements of this Amendment for additional information and a reconciliation of the previously reported amounts from the Original Form 10-Q to the restated amounts in this Amendment.
Effects of Restatement
As a result of the factors described above, the Company has included in this Amendment a restatement of its condensed consolidated financial statements as of and for the three months ended March 31, 2025.
The impact of the correction of the misstatement is summarized below (in thousands):

Restatement Impacts
Net sales - related party	$(11,195)
Gross profit	(11,195)
Selling, general and administrative	(11,195)
Loss from continuing operations	—
Net loss	—
Internal Control Considerations
As a result of this restatement, the Company’s management has re-evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025 and identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 4. Controls and Procedures included in this Amendment.
Items Amended by this Filing
This Amendment presents the Original Form 10-Q, as amended and restated to date, with further modifications as necessary to reflect the restatement described herein, including updates on the Company’s liquidity and capital resources assessed in conjunction with the re-issuance of its condensed consolidated financial statements. The following items have been amended to reflect the restatement:
Part I - Financial Information
•Item 1. Financial Statements - Unaudited
•Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Item 4. Controls and Procedures
Part II - Other Information
•Item 1A. Risk Factors
•Item 6. Exhibits
ii

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 6 of Part II of the Original Form 10-Q is being amended and restated solely to include as exhibits the new certifications of our principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). This Amendment also includes this Explanatory Note and an updated signature page and updates the section titled “Cautionary Notes Regarding Forward-Looking Statements”.
Investors should rely only on the financial information and other disclosures regarding the restated period in this Amendment or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to this period. Except as otherwise expressly noted herein, this Amendment does not amend, modify or update any other information set forth in the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results, except as necessary to reflect the restatement described herein, nor does it reflect events occurring after the filing date of the Original Form 10-Q. Information not affected by this Amendment remains unchanged and the disclosures in this Amendment are made as of the date the Original Form 10-Q was filed. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendment to those filings.
iii

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this Amendment and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Amendment, regarding T1 Energy Inc.’s future financial performance, as well as our strategy, system of internal control over financial reporting (including any future effectiveness or related remediation plans thereof), future liquidity requirements, financial position, long-term operating plan, estimated revenues and losses, projected costs, expected cash spending, planned capital expenditures, prospects, plans, estimates and objectives of management are forward-looking statements. When used in this Amendment, the words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intends”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “will”, “would”, the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.
These forward-looking statements are based on information available as of the date of this Amendment, and current expectations, forecasts, and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Amendment and in any document incorporated herein by reference should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025, the Risk Factors included in this Amendment, and in our other filings with the SEC. We do not assume any obligation to update any forward-looking statements.
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
See accompanying Notes to Condensed Consolidated Financial Statements.

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2025	2024
	(As Restated)
Net sales - related party	$53,452	$—
Cost of sales	35,671	—
Gross profit	17,781	—
Selling, general and administrative	41,392	15,004
Loss from continuing operations	(23,611)	(15,004)
Other income (expense):
Warrant liability fair value adjustment	1,567	146
Derivative liabilities fair value adjustment	25,229	—
Interest (expense) income, net	(9,853)	1,405
Foreign currency transaction (loss) gain	(14)	554
Other income, net	34	1,594
Total other income	16,963	3,699
Loss from continuing operations before income taxes	(6,648)	(11,305)
Income tax benefit	2,513	—
Net loss from continuing operations	(4,135)	(11,305)
Net loss from discontinued operations, net of tax	(12,104)	(17,385)
Net loss	(16,239)	(28,690)
Net loss attributable to non-controlling interests	—	147
Preferred dividends and accretion	(891)	—
Net loss attributable to common stockholders	$(17,130)	$(28,543)

Weighted average shares of common stock outstanding - basic and diluted	155,933	139,705
Net loss per share from continuing operations - basic and diluted	$(0.03)	$(0.08)
Net loss per share from discontinued operations - basic and diluted	$(0.08)	$(0.12)
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.20)

Other comprehensive income (loss):
Net loss	$(16,239)	$(28,690)
Foreign currency translation adjustments	26,065	(26,044)
Total comprehensive income (loss)	9,826	(54,734)
Comprehensive loss attributable to non-controlling interests	—	147
Preferred dividends and accretion	(891)	—
Comprehensive income (loss) attributable to common stockholders	$8,935	$(54,587)

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
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In the course of preparing the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2025, the Company reassessed its presentation of amortization of intangible assets related to certain acquired customer contracts. Historically, the Company recorded intangible asset amortization within selling, general and administrative as a component of operating expense on the condensed consolidated statement of operations and comprehensive income (loss). However, prior to filing its quarterly report on Form 10-Q for June 30, 2025, the Company determined that the amortization of intangible assets related to acquired customer contracts should be presented as an offset to revenue rather than as a component of operating expense.
The Company assessed the impact of the error on its previously issued annual and interim financial statements and determined it to be material to the period ended March 31, 2025 based on its analysis of SAB Topic 1.M, “Materiality” and SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. The error has been corrected in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025.
The impact of the correction of the misstatement is summarized below (in thousands):

	Three months ended March 31, 2025
	As Previously Reported	Restatement Impacts	As Restated
Net sales - related party	$64,647	$(11,195)	$53,452
Gross profit	28,976	(11,195)	17,781
Selling, general and administrative	52,587	(11,195)	41,392
Loss from continuing operations	(23,611)	—	(23,611)
Net loss	(16,239)	—	(16,239)
1B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2024 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024, was derived from the audited consolidated financial statements as of December 31, 2024. However, these condensed consolidated interim financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025.
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
On August 14, 2025, we announced that we entered into an agreement with Trina Solar (U.S.), Inc., pursuant to which Trina agreed to defer, without any interest, any payments due under the sales agency and aftermarket services agreement dated December 23, 2024 until the earlier of August 15, 2026 and the date on which we begin to monetize our accrued 45X tax credits.
We also announced on August 14, 2025 an amendment to the preferred stock purchase agreement dated November 6, 2024 (as amended, restated, supplemented or otherwise modified from time to time, the "Preferred Stock Purchase Agreement") between T1 and certain funds and accounts managed by Encompass Capital Advisors LLC (“Encompass"), pursuant to which Encompass agreed, among other things, to provide the $50.0 million of financing to purchase non-voting preferred stock of the Company for purposes other than construction of the G2 facility with issuance of such preferred stock to occur 10 days after the Company provides notice of its decision to exercise the second tranche.
Our net sales and profits remain subject to variability based on, among other things, the availability and size of government subsidies and economic incentives. We expect the benefits made available to us by the Inflation Reduction Act of 2022 to favorably impact our liquidity and capital resources in future periods. For example, we expect to qualify for the advanced manufacturing production credit under Section 45X of the Internal Revenue Code, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its remaining period. To date we have not received cash proceeds from the sale or direct pay from 45X tax credits.
Our future liquidity requirements depend on many forward-looking factors, including the timing and extent of the following: cash flows from operations, capital expenditures for construction of future facilities and purchase of related equipment, spending on other growth initiatives, including through joint ventures, and general economic conditions. In addition to those activities, our short-term liquidity will be utilized to fund the current portion of non-cancellable commitments, including leases and debt obligations. Our revenue recognized through the date of this Amendment is concentrated between certain customers and the loss of a contract with such customers could have a material adverse effect on the Company including its liquidity. We monitor our working capital to ensure we have adequate liquidity, if we fail to collect trade receivables in a timely manner, offer extended payment terms to customers, or face other challenges in managing our working capital, we may be required to obtain temporary sources of funding or access capital markets.
These consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of the date of this Amendment, our existing cash resources, which were primarily provided as a result of the business combination with Alussa Energy Acquisition Corporation in 2021 (the “Alussa Business Combination”) and issuance of equity securities, are sufficient to support our planned operations for at least the next 12 months from the date of issuance of these financial statements. Therefore, our financial statements have been prepared on the basis that we will continue as a going concern.
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
Amortization expense was $11.2 million and zero for the three months ended March 31, 2025 and 2024, respectively. Intangible asset amortization for customer contracts is recognized in the condensed consolidated statements of operations and comprehensive income (loss) as a reduction to net sales - related party.

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
Module sales of $64.6 million to the Trina Group are presented as net sales - related party for the three months ended March 31, 2025. Net sales - related party for the three months ended March 31, 2025 are reduced for amortization of $11.2 million for the intangible asset related to a favorable acquired customer contract that was recorded as part of purchase accounting for the Trina Business Combination. Deferred revenue from offtake agreements with the Trina Group of $51.5 million and $40.2 million is recognized under deferred revenue as of March 31, 2025 and December 31, 2024. In addition, the Company has agreements with the Trina Group to supply certain materials and components used in our solar module production. As of March 31, 2025 and December 31, 2024, payables to related parties of $88.9 million and $52.5 million were recognized in relation to these agreements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 “Financial Statements” and the other disclosures in this Amendment and with the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025.
Overview
T1 Energy Inc., a Delaware corporation (“T1,” the “Company”, “we”, or “us”), is an energy solutions provider building an integrated U.S. supply chain for solar and batteries. We manufacture and sell photovoltaic (“PV”) solar modules in the United States for our U.S. customers.
Restatement of Previously Issued Financial Statements
As discussed in the “Explanatory Note” above, the Company has restated its unaudited condensed consolidated financial statements for the quarter ended March 31, 2025. As a result, the previously reported financial information for the quarter ended March 31, 2025 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to reflect the restatement. See Note 1A “Restatement of Previously Issued Financial Statements,” Note 3 “Property and Equipment, Net and Intangible Assets, Net” and Note 12 “Related Party Transactions” to the Condensed Consolidated Financial Statements contained in Part I, Item 1. Financial Statements of this Amendment for further detail regarding the restatement, including descriptions of the adjustments and the impacts on our unaudited condensed consolidated financial statements.
Other than the effect of the restatement, this section has not been otherwise modified and does not reflect any information or events occurring after May 15, 2025, the filing date of the Original Form 10-Q, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.
Recent Developments
The three months ended March 31, 2025, represented our first full period of financial results following our transformative acquisition of Trina Solar (U.S.) Holding Inc., a Delaware corporation, and related subsidiaries (collectively “Trina Solar US Holding”), which closed on December 23, 2024 (“Trina Business Combination”). We recognized net sales of $53.5 million in the period related to net sales to Trina Solar (Schweiz) AG and its affiliates (the “Trina Group”), a related party. Additionally, we ended the first quarter with cash, cash equivalents, and restricted cash of $51.1 million.
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
We are operating in an uncertain macroeconomic environment with significant volatility that may impact consumer demand. To the extent the macroeconomic environment worsens, it may have a material effect on our results of operations and financial condition. Refer to Part I, Item 1A “Risk Factors” in our 2024 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” of this Amendment for further discussion related to the above potential impacts on our business.

Results of Operations
The following table sets forth information on T1’s condensed consolidated results of operations (in thousands except percentages):

	Three months ended March 31,		2025 vs 2024 Change
	2025	2024	($)	(%)
	(As Restated)
Net sales - related party	$53,452	$—	$53,452	NM
Cost of sales	35,671	—	35,671	NM
Gross profit	17,781	—	17,781	NM
Selling, general and administrative	41,392	15,004	26,388	176%
Loss from continuing operations	(23,611)	(15,004)	(8,607)	57%
Total other income	16,963	3,699	13,264	359%
Loss from continuing operations before income taxes	(6,648)	(11,305)	4,657	(41%)
Income tax benefit	2,513	—	2,513	NM
Net loss from continuing operations	(4,135)	(11,305)	7,170	(63)%
Net loss from discontinued operations, net of tax	(12,104)	(17,385)	5,281	(30)%
Net loss	(16,239)	(28,690)	12,451	(43%)
Net loss attributable to non-controlling interests	—	147	(147)	(100%)
Preferred dividends and accretion	(891)	—	(891)	NM
Net loss attributable to common stockholders	$(17,130)	$(28,543)	$11,413	(40)%

NM - Not meaningful
Net sales
Net sales consists of sales of PV solar modules. We recognize sales for PV solar modules at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.
Net sales were $53.5 million for the three months ended March 31, 2025, compared to zero for the three months ended March 31, 2024. Net sales related to PV solar modules. We began selling PV solar modules after the Trina Business Combination was completed on December 23, 2024.
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
Selling, general and administrative expenses increased by $26.4 million or 176%, to $41.4 million for the three months ended March 31, 2025, from $15.0 million for the three months ended March 31, 2024. This increase is primarily due to an increase in personnel costs and legal and professional fees following the Trina Business Combination.

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
In addition, on August 14, 2025, we announced that we entered into an agreement with Trina Solar (U.S.), Inc., pursuant to which Trina agreed to defer, without any interest, any payments due under the sales agency and aftermarket services agreement dated December 23, 2024 until the earlier of August 15, 2026 and the date on which we begin to monetize our accrued 45X tax credits.
We also announced on August 14, 2025 an amendment to the preferred stock purchase agreement dated November 6, 2024 (as amended, restated, supplemented or otherwise modified from time to time, the "Preferred Stock Purchase Agreement") between T1 and certain funds and accounts managed by Encompass Capital Advisors LLC (“Encompass"), pursuant to which Encompass agreed, among other things, to provide the $50.0 million of financing to purchase non-voting preferred stock of the Company for purposes other than construction of the G2 facility with issuance of such preferred stock to occur 10 business days after the Company provides notice of its decision to exercise the second tranche.
We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the next 12 months from the issuance of these financial statements.
Our net sales and profits remain subject to variability based on, among other things, the availability and size of government subsidies and economic incentives. We expect the benefits made available to us by the Inflation Reduction Act of 2022 to favorably impact our liquidity and capital resources in future periods. For example, we expect to qualify for the advanced manufacturing production credit under Section 45X of the Internal Revenue Code (“IRC”), which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its remaining period. To date we have not received cash proceeds from the sale or direct pay from 45X tax credits.
Our future liquidity requirements depend on many forward-looking factors, including the timing and extent of the following: cash flows from operations, capital expenditures for construction of future facilities and purchase of related equipment, spending on other growth initiatives, including through joint ventures, and general economic conditions. In addition to those activities, our short-term liquidity will be utilized to fund the current portion of non-cancellable commitments, including leases and debt obligations. Our revenue recognized through the date of this Amendment is concentrated between certain customers and the loss of a contract with such customers could have a material adverse effect on the Company including its liquidity. We monitor our working capital to ensure we have adequate liquidity, if we fail to collect trade receivables in a timely manner, offer extended payment terms to customers, or face other challenges in managing our working capital, we may be required to obtain temporary sources of funding or access capital markets.

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
ITEM 4. CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Amendment, is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer originally concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were effective as of March 31, 2025 at the time our Original Form 10-Q was filed on May 15, 2025.
In connection with the filing of this Amendment, our Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of the Company’s disclosure controls and procedures. As a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis.
Subsequent to the filing of our Original Form 10-Q, management identified a material misstatement relating to the presentation of intangible asset amortization. Adjustments have been recorded to the previously reported amounts of net sales - related party and selling, general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss) to correct the identified misstatement noted in this Amendment. The Company determined that the amortization of intangible assets related to certain customer contracts acquired in the Trina Business Combination was improperly presented, resulting in an overstatement of net sales - related party and a corresponding overstatement of selling, general and administrative expense. Management identified a material weakness in internal control over financial reporting related to its controls over applying technical accounting guidance to nonrecurring events and transactions, including the design and maintenance of effective controls to evaluate the appropriate presentation of the amortization of intangible assets related to certain customer contracts within our statements of operations and comprehensive income (loss).
This material weakness resulted in a material misstatement in our condensed consolidated financial statements that was not prevented or detected on a timely basis. In light of this material weakness, management performed additional analysis, as deemed necessary, to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management has concluded that the Company’s condensed consolidated financial statements for the periods covered by and included in this Amendment are presented fairly, in all material respects, in accordance with U.S. GAAP.
The material weakness in internal control over financial reporting described above, any new deficiencies identified in the future or any deficiencies in our disclosure controls and procedures, if not timely remediated, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements.
Remediation Plan
To remediate the material weakness described above, management is working with consultants to establish controls and protocols relating to the appropriate recognition and presentation of certain acquired assets and liabilities and related transactions. Additionally, the Company plans to hire additional accounting and finance personnel with the requisite skills, knowledge and expertise to address the identified control deficiency. We will continue to modify our remediation plan and may implement additional measures as we complete the redesign and operation of our internal controls in this area. While we believe that these efforts will improve our internal control over financial reporting, we will not be able to conclude whether the steps we are taking will remediate the material weakness in internal control over financial reporting until a sustained period of time has passed to allow management to test the design and operating effectiveness of the new and enhanced controls. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 (as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025), which could materially affect our business, financial condition, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows. Except for the risk factors set forth below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K.
We identified a material weakness in internal control over financial reporting and determined that it resulted in our internal control over financial reporting and disclosure controls and procedures not being effective during the quarter ended March 31, 2025. If we are not able to remediate this material weakness, or we identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. We are required to annually provide management’s attestation on internal control over financial reporting. We are also required to disclose significant changes made to our internal control procedures on a quarterly basis and any material weaknesses identified by our management in our internal control over financial reporting during the course of related assessments.
Subsequent to the filing of the Original Form 10-Q, management identified a material weakness in the Company’s internal control over financial reporting related to its controls over applying technical accounting guidance to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event. See Note 1A – Restatement of Previously Issued Financial Statements included in the accompanying condensed consolidated financial statements of this Amendment for additional information. Management determined that such material weakness resulted in the Company’s internal control over financial reporting and disclosure controls and procedures not being effective as of March 31, 2025.
Effective internal controls are necessary for us to provide reliable financial statements and prevent or detect fraud. The material weakness in internal control over financial reporting described above, any new deficiencies identified in the future or any deficiencies in our disclosure controls and procedures, if not timely remediated, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We are in the process of implementing a remediation plan to remediate the material weakness we identified, which is designed to improve our internal control over financial reporting. We can provide no assurance that the measures we have taken to-date and any actions that we may take in the future will be sufficient to remediate this control deficiency, or that such remediation measures will be effective at preventing or avoiding potential future significant deficiencies or material weaknesses in our internal controls.
If the steps we take to remediate the material weakness are ineffective, the material weakness could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filings of our required periodic reports. This might lead to investors losing confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected, and we could become subject to litigation or investigations by NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

Furthermore, if we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate our existing material weakness or avoid potential future material weaknesses.
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

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this Amendment, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of T1 Energy Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 19, 2025).

3.2	Amended and Restated Bylaws of T1 Energy Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 19, 2025).
10.1	Amendment No. 2 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 14, 2025).
10.2	Amendment No. 3 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 4, 2025).
10.3	Amendment No. 4 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 14, 2025).
10.4#	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡,*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡,*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2025 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Management contract and compensatory plan and arrangement.
‡
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Amendment are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.

 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T1 Energy Inc.

Date: August 18, 2025	/s/ Joseph Evan Calio
	Name:	Joseph Evan Calio
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 18, 2025	/s/ Denise Cruz
	Name:	Denise Cruz
	Title:	Chief Accounting Officer
(Principal Accounting Officer)