Form 10-Q
period 2025-06-30
T1 Energy Inc.
filed 2025-08-19
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 15, 2025, 155,938,092 shares of the registrant’s common stock were outstanding.

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
These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in (i) Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025, (ii) Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed with the SEC on May 15, 2025, as amended and supplemented by Amendment No. 1 on Form 10-Q/A filed with the SEC on August 18, 2025 and (iii) the Risk Factors included in this Quarterly Report on Form 10-Q, and in our other filings with the SEC. We do not assume any obligation to update any forward-looking statements.
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
T1 intends to use its website as a channel of distribution to disclose information which may be of interest or material to investors and to communicate with investors and the public. Such disclosures will be included on T1’s website in the ‘Investor Relations’ section located at https://ir.t1energy.com/. T1 also intends to use certain social media channels, including, but not limited to, our X account (https://x.com/T1_Energy), our LinkedIn account (https://www.linkedin.com/company/t1energy) and our Instagram account (https://www.instagram.com/t1_energy/), as well as Daniel Barcelo’s X account (https://x.com/_danielbarcelo) and LinkedIn account (https://www.linkedin.com/in/daniel-barcelo-b262a939/), as means of communicating with the public and investors about T1, its progress, products and other matters. While not all the information that T1 or Daniel Barcelo post to their respective digital platforms may be deemed to be of a material nature, some information may be. As a result, T1 encourages investors and others interested to review the information that it posts and to monitor such portions of T1’s website and social media channels on a regular basis, in addition to following T1’s press releases, SEC filings, and public conference calls and webcasts. The contents of T1’s website and other social media channels shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
T1 ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,451	$72,641
Restricted cash	31,054	4,004
Accounts receivable trade, net - related parties	34,584	—
Government grants receivable, net	44,657	687
Inventory	326,222	274,549
Advances to suppliers	146,107	164,811
Other current assets	2,402	1,569
Current assets of discontinued operations	51,048	64,909
Total current assets	644,525	583,170
Restricted cash	7,159	—
Property and equipment, net	296,729	285,187
Goodwill	60,923	74,527
Intangible assets, net	256,575	281,881
Right-of-use asset under operating leases	147,991	111,081
Total assets	$1,413,902	$1,335,846
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,167	$61,708
Accrued liabilities and other	63,354	91,346
Deferred revenue	90,943	48,155
Derivative liabilities	805	14,905
Current portion of long-term debt	46,758	42,867
Current portion of long-term debt - related party	66,500	51,500
Payables to related parties	130,654	52,534
Current liabilities of discontinued operations	39,616	51,009
Total current liabilities	511,797	414,024
Long-term deferred revenue	28,000	32,000
Convertible note - related party	80,698	80,698
Operating lease liability	139,624	101,787
Long-term debt	166,371	188,316
Long-term debt - related party	230,880	238,896
Deferred tax liability	14,233	21,227
Other long-term liabilities	8,236	21,761
Total liabilities	1,179,839	1,098,709
Commitments and contingencies
Redeemable preferred stock
Convertible series A preferred stock, $0.01 par value, 5,000 issued and outstanding as of both June 30, 2025 and December 31, 2024 (includes accrued dividends and accretion of $1,869 and $87 as of June 30, 2025 and December 31, 2024, respectively)	50,157	48,375
Stockholders’ equity:
Common stock, $0.01 par value, 155,938 issued and outstanding as of June 30, 2025 and 155,928 issued and outstanding as of December 31, 2024	1,559	1,559
Additional paid-in capital	975,161	971,416
Accumulated other comprehensive loss	(19,428)	(58,975)
Accumulated deficit	(773,386)	(725,238)
Total equity	183,906	188,762
Total liabilities, redeemable preferred stock and equity	$1,413,902	$1,335,846
See accompanying Notes to Condensed Consolidated Financial Statements.

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$66,465	$—	$66,465	$—
Net sales - related party	66,302	—	119,754	—
Total net sales	132,767	—	186,219	—
Cost of sales	100,006	—	135,677	—
Gross profit	32,761	—	50,542	—
Selling, general and administrative	61,972	13,684	103,364	28,688
Loss from continuing operations	(29,211)	(13,684)	(52,822)	(28,688)
Other (expense) income:
Warrant liability fair value adjustment	(220)	52	1,347	198
Derivative liabilities fair value adjustment	1,048	—	26,277	—
Interest (expense) income, net	(8,045)	1,148	(17,898)	2,553
Foreign currency transaction (loss) gain	(30)	20	(44)	574
Other (expense) income, net	(1,369)	2,128	(1,335)	3,722
Total other (expense) income	(8,616)	3,348	8,347	7,047
Loss from continuing operations before income taxes	(37,827)	(10,336)	(44,475)	(21,641)
Income tax benefit (expense)	5,979	(11)	8,492	(11)
Net loss from continuing operations	(31,848)	(10,347)	(35,983)	(21,652)
Net loss from discontinued operations, net of tax	(61)	(16,814)	(12,165)	(34,199)
Net loss	(31,909)	(27,161)	(48,148)	(55,851)
Net loss attributable to non-controlling interests	—	174	—	321
Preferred dividends and accretion	(891)	—	(1,782)	—
Net loss attributable to common stockholders	$(32,800)	$(26,987)	$(49,930)	$(55,530)

Weighted average shares of common stock outstanding - basic and diluted	155,938	140,107	155,936	139,905
Net loss per share from continuing operations - basic and diluted	$(0.20)	$(0.07)	$(0.23)	$(0.15)
Net loss per share from discontinued operations - basic and diluted	$—	$(0.12)	$(0.08)	$(0.24)
Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.19)	$(0.32)	$(0.40)

Other comprehensive loss:
Net loss	$(31,909)	$(27,161)	$(48,148)	$(55,851)
Foreign currency translation adjustments	13,482	4,862	39,547	(21,182)
Total comprehensive loss	(18,427)	(22,299)	(8,601)	(77,033)
Comprehensive loss attributable to non-controlling interests	—	174	—	321
Preferred dividends and accretion	(891)	—	(1,782)	—
Comprehensive loss attributable to common stockholders	$(19,318)	$(22,125)	$(10,383)	$(76,712)

See accompanying Notes to Condensed Consolidated Financial Statements.

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2024	139,705	$1,397	$925,623	$(18,826)	$(274,999)	$1,521	$634,716
Share-based compensation expense	—	—	3,670	—	—	—	3,670
Net loss	—	—	—	—	(28,543)	(147)	(28,690)
Reclassification of warrants from liability classified to equity classified	—	—	10	—	—	—	10
Other comprehensive loss	—	—	—	(26,044)	—	—	(26,044)
Balance as of March 31, 2024	139,705	$1,397	$929,303	$(44,870)	$(303,542)	$1,374	$583,662
Share-based compensation expense	—	—	1,486	—	—	—	1,486
Net loss	—	—	—	—	(26,987)	(174)	(27,161)
Exercise of warrants	785	8	(8)	—	—	—	—
Other comprehensive income	—	—	—	4,862	—	—	4,862
Balance as of June 30, 2024	140,490	$1,405	$930,781	$(40,008)	$(330,529)	$1,200	$562,849

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2025	155,928	$1,559	$971,416	$(58,975)	$(725,238)	$—	$188,762
Share-based compensation expense	—	—	4,242	—	—	—	4,242
Net loss	—	—	—	—	(16,239)	—	(16,239)
Exercise of stock options	10	—	—	—	—	—	—
Preferred dividends and accretion	—	—	(891)	—	—	—	(891)
Other comprehensive income	—	—	—	26,065	—	—	26,065
Balance as of March 31, 2025	155,938	$1,559	$974,767	$(32,910)	$(741,477)	$—	$201,939
Share-based compensation expense	—	—	1,285	—	—	—	1,285
Net loss	—	—	—	—	(31,909)	—	(31,909)
Preferred dividends and accretion	—	—	(891)	—	—	—	(891)
Other comprehensive loss	—	—	—	13,482	—	—	13,482
Balance as of June 30, 2025	155,938	$1,559	$975,161	$(19,428)	$(773,386)	$—	$183,906

See accompanying Notes to Condensed Consolidated Financial Statements.

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(48,148)	$(55,851)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	5,220	5,044
Depreciation and amortization	43,598	4,578
Change in fair value of derivative liabilities	(26,277)	—
Gain on sale of property and equipment	(5,675)	—
Accretion of discount on long-term debt	7,923	—
Reduction in the carrying amount of right-of-use assets	3,259	732
Warrant liability fair value adjustment	(1,347)	(198)
Deferred income taxes	(6,994)	—
Share of net loss of equity method investee	425	334
Foreign currency transaction net unrealized gain	251	(1,188)
Other	2,882	—
Changes in assets and liabilities:
Inventory	(51,673)	—
Advances to suppliers and other current assets	29,904	2,038
Accounts receivable trade	(34,584)	—
Government grants receivable	(43,970)	—
Accounts payable, accrued liabilities and other	75,035	310
Deferred revenue	38,788	—
Net cash used in operating activities	(11,383)	(44,201)
Cash flows from investing activities:
Proceeds from the return of property and equipment deposits	1,202	22,735
Purchases of property and equipment	(51,943)	(29,099)
Proceeds from the sale of property and equipment	50,000	—
Net cash used in investing activities	(741)	(6,364)
Cash flows from financing activities:
Repayment of debt	(14,874)	—
Debt fees paid	(3,760)	—
Net cash used in financing activities	(18,634)	—
Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	777	(3,640)
Net decrease in cash, cash equivalents, and restricted cash	(29,981)	(54,205)
Cash, cash equivalents, and restricted cash at beginning of period	76,645	275,742
Cash, cash equivalents, and restricted cash at end of period	$46,664	$221,537
Supplementary disclosure of non-cash activities:
Accrued purchases of property and equipment	$36,583	$8,908
Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$8,451	$219,560
Restricted cash	38,213	1,977
Cash, cash equivalents, and restricted cash	$46,664	$221,537
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2024 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024, was derived from the audited consolidated financial statements as of December 31, 2024. However, these condensed consolidated interim financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025.
The condensed consolidated financial statements include the accounts of T1 and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current period’s presentation.
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
Risks and Uncertainties
We are subject to those risks common to our business and industry and also those risks common to early stage development companies. These risks include those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025, as well as the risks described in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed with the SEC on May 15, 2025, as amended and supplemented by Amendment No. 1 on Form 10-Q/A filed with the SEC on August 18, 2025 and the Risk Factors included in this Quarterly Report on Form 10-Q.
On August 14, 2025, we announced that we entered into an agreement with Trina Solar (U.S.), Inc., pursuant to which, Trina agreed to defer, without any interest, any payments due under the sales agency and aftermarket services agreement dated December 23, 2024 until the earlier of August 15, 2026 and the date on which we begin to monetize our accrued 45X tax credits.
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
These consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of the date of this Report, we believe that our cash and cash equivalents, cash flows from operating activities, and contracts with customers for the future sale of PV modules, are sufficient to support our planned operations for at least the next 12 months from the date of issuance of these financial statements. Therefore, our financial statements have been prepared on the basis that we will continue as a going concern.
Concentration of Risks
Customer Concentration Risk
The following customers each comprised 10% or more of our total net sales for the six months ended June 30, 2025.

Customer #1	64%
Customer #2	35%
The loss of a significant customer could have a material adverse effect on the Company.
Supplier Concentration Risk
Several of our key raw materials, components, and manufacturing equipment are sourced from highly specialized suppliers. The failure of any key supplier to perform could disrupt our supply chain and impair our ability to deliver solar modules to customers in the required quality, quantities, and pricing, which could adversely affect our results of operations.
Production Concentration Risk
Our solar modules are currently produced at a single facility in the United States. Shortages of essential components or equipment due to increased demand, supply interruptions, or limited logistics availability could adversely affect our ability to meet customer demand. Damage to, or disruption of, this facility could interrupt operations and negatively impact our ability to generate net sales.
Restricted Cash
Certain cash balances are restricted as to withdrawal or use. Restricted cash includes funds held in a restricted account for debt service, customs, payment of upfront rental lease deposits and government income tax withholdings.
Deferred Revenue
During the six months ended June 30, 2025, we recognized revenue of $40.2 million that was included in deferred revenue at the beginning of the period.

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
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the ASU can be applied prospectively or retrospectively. Adoption of this guidance will result in additional disclosures being included in our consolidated financial statements.
In July 2025, Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, was issued to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard introduces a practical expedient for entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2025 with early adoption permitted. The Company is currently evaluating the impact of electing the practical expedient and the impact it may have on its consolidated financial statements and disclosures.
2. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$174,292	$253,409
Spare parts	1,506	—
Finished goods	150,424	21,140
Total	$326,222	$274,549
3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$193,659	$—
Machinery and equipment	114,885	—
Office equipment	7,871	2,634
Construction in progress	383	284,136
Property and equipment	316,798	286,770
Less: Accumulated depreciation	(20,069)	(1,583)
Property and equipment, net	$296,729	$285,187
Depreciation expense was $14.9 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $18.4 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

4. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2024	$74,527
Measurement period adjustments	(13,604)
Balance as of June 30, 2025	$60,923
On December 23, 2024, we completed the acquisition to acquire all the shares of capital stock of Trina Solar (U.S.) Holding Inc., a Delaware corporation and related subsidiaries (collectively “Trina Solar US Holding”). The acquisition was accounted for as a business combination (“Trina Business Combination”).
Measurement period adjustments for the Trina Business Combination reflect a decrease to goodwill of $13.6 million resulting from an adjustment to advances to suppliers of $11.1 million and accrued liabilities and other of $2.5 million.
Intangible Assets, net
In connection with the Trina Business Combination, we recognized intangible assets related to customer contracts. An estimated useful life of 5 years was determined based on contractual terms of the offtake agreements. Intangible asset amortization for customer contracts is recognized in the condensed consolidated statements of operations and comprehensive loss as a reduction to net sales.
Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts	$283,000	$(26,425)	$256,575	$283,000	$(1,119)	$281,881
Future annual amortization expense is estimated to be as follows (in thousands):

Remainder of 2025	$28,525
2026	56,600
2027	56,600
2028	56,600
2029	55,481
Thereafter	2,769
Total	$256,575
5. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued purchases	$47,957	$65,146
Accrued payroll and payroll related expenses	4,132	12,378
Operating lease liabilities	11,265	9,314
Other current liabilities	—	4,508
Total	$63,354	$91,346

6. DEBT
Our debt arrangements consisted of the following (in thousands):

Loan Agreement	June 30, 2025	December 31, 2024
Trina Solar AG Note	$150,000	$150,000
Trina Solar (U.S.), Inc. Production Reserve Fee	220,000	220,000
Senior Secured Credit Facility	220,126	235,000
Convertible note - related party	80,000	80,000
Total debt principal	670,126	685,000
Less: unamortized discount	(78,919)	(82,723)
Total debt	591,207	602,277
Less: current portion	113,258	94,367
Noncurrent portion	$477,949	$507,910
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
Trina Solar (U.S.), Inc. Production Reserve Fee
In connection with the Trina Business Combination, we assumed a debt obligation with Trina Solar (U.S.), Inc., a related party. The principal on the debt is payable in annual installments of $44.0 million commencing on the first anniversary of the closing of the Trina Business Combination. Provided that the Company makes all scheduled installment payments, the debt will bear no interest. However, if the Company fails to make an installment payment, both parties shall negotiate a revised payment schedule in good faith, and any unpaid installment balance will accrue interest at a rate of 6.0% per annum.
Senior Secured Credit Facility
In connection with the Trina Business Combination, we assumed a $235.0 million senior secured credit agreement with a consortium of banks, with HSBC Bank USA, N.A. serving as the administrative agent (as amended, the “Credit Agreement”). The Credit Agreement is dedicated to financing the development, construction, and operation of our five gigawatt solar module manufacturing project in Wilmer, Texas, as well as funding related fees and expenses. The Credit Agreement matures on December 31, 2029.
Borrowings under the Credit Agreement are secured by substantially all of our project-related assets. Interest on amounts drawn accrues at our option of either (i) a base rate (as defined in the Credit Agreement) plus a margin of 3.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.5%. We may prepay the outstanding amounts or reduce the commitment in whole or in part at any time, subject to certain customary conditions. Following the substantial completion of the Wilmer facility and satisfaction of other conditions precedent, the Credit Agreement was converted from a construction loan to a term loan in Q2 2025. The Credit Agreement requires us to comply with specified financial and non-financial covenants including a debt service ratio. We were in compliance with the financial and non-financial covenants in the Credit Agreement as of June 30, 2025.
Convertible note - related party
In connection with the Trina Business Combination, we issued an $80.0 million convertible note due in five years to Trina Solar (Schweiz) AG, a related party. Under the terms of the note, conversion into our common stock was expected to take place in two stages: (i) into 12.5 million shares of common stock, subject to certain adjustments, within five business days of obtaining approval from the Committee on Foreign Investment in the United States (“CFIUS”) on the Trina Business Combination and (ii) into 17.9 million shares of common stock, subject to certain adjustments, within five business days of securing required stockholder approval. At this time, the convertible note has not been converted into any shares of our common stock. The convertible note may be replaced with a new unsecured senior note on similar terms. The convertible note had an initial of 7% per annum, and escalates by an additional 3% every 60 days if conversion does not occur within specified deadlines.

Interest Rates
As of June 30, 2025, our debt borrowing rates were as follows:

Loan Agreement	Interest Rate	Effective Interest Rate
Trina Solar AG Note	1.0%	6.0%
Trina Solar (U.S.), Inc. Production Reserve	—%	4.9%
Senior Secured Credit Facility	SOFR plus 2.5%	7.5%
Convertible note - related party	10.0%	10.0%
Schedule of Principal Maturities of Debt
The aggregate maturities of long-term debt as of June 30, 2025 were as follows (in thousands):

Remainder of 2025	$83,493
2026	136,357
2027	141,578
2028	140,951
2029	167,747
Thereafter	—
Total	$670,126
7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and if such loss or a range of losses is estimable, often involves significant judgment, including estimates and assumptions about future events. To the knowledge of our management, as of June 30, 2025 there is no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.
On June 5, 2025 and July 31, 2025 we received notices from U.S. Customs and Border Protection ( “CBP”) relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination (the “Notices”). CBP has not quantified the duties it alleges are owed. We continue to assess the Notices, but expect to contest them vigorously.
We believe, taking into consideration our indemnities and defenses the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows. However, the ultimate outcome of these matters cannot be determined at this time, and we cannot guarantee that we will be successful in contesting the Notices, or that we will not need to accrue or pay additional amounts in the future.
8. WARRANTS
Public and Private Warrants
As of June 30, 2025 and December 31, 2024, we had 24.6 million warrants outstanding (the “Warrants”), consisting of 14.7 million public warrants (the “Public Warrants”) and 9.9 million private warrants (the “Private Warrants”) as of June 30, 2025 and December 31, 2024. Each Warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
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
If Private Warrants are sold or transferred to another party that is not the specified holder or any of its permitted transferees, the Private Warrants become Public Warrants and qualify for classification within stockholders’ equity at the fair value on the date of the transfer. See also Note 10 – Fair Value Measurement.
9. REDEEMABLE PREFERRED STOCK, ANTI-DILUTION RIGHT, AND SHARE PURCHASE AGREEMENT
Redeemable Preferred Stock
As of June 30, 2025, 5.0 million shares of non-voting Convertible Series A Preferred Stock (“Preferred Stock”) are issued and outstanding. Each share of Preferred Stock has a stated value of $10.00, for an aggregate value of $50.0 million.
The Preferred Stock was issued to certain funds and accounts managed by Encompass Capital Advisors LLC, a related party, and has a term of 3 years from December 23, 2024. If not converted by the holder, we are required to redeem the Preferred Stock at maturity at par value plus any accrued and unpaid dividends. The Preferred Stock will rank senior to the Common Stock but junior to all debt obligations of the Company and will have a liquidation preference equal to $10.00 per share of Preferred Stock plus accrued but unpaid dividends. The Preferred Stock carries 6% cash dividends, accruing on the funding of the first tranche and payable in arrears (i) on the dividend date 18 months after the first tranche funding and (ii) every six months after such dividend payment date. For the six months ended June 30, 2025, we recognized $1.5 million of accumulated and unpaid dividends.
At our sole discretion upon proceeding to a final investment decision on a solar cell manufacturing facility, we could issue an additional second tranche of 5.0 million shares of Series A Preferred Stock to the holders in exchange for $50.0 million (“Tranche Right”).
The Preferred Stock had a conversion price of $2.50 per share of Common Stock, however if we elected not to utilize the Tranche Right on the date that the Company proceeded with its final investment decision with respect to a solar cell manufacturing facility, the conversion price would be reduced to $1.79 per share of Common Stock. The conversion rights are held by the holder of the Preferred Stock.
On August 14, 2025, we signed an amendment to the Preferred Stock Purchase Agreement between T1 and Encompass, pursuant to which Encompass agreed, among other things, to provide the $50.0 million of financing to purchase non-voting preferred stock of the Company for purposes other than construction of the G2 facility with issuance of such preferred stock to occur 10 days after the Company provides notice of its decision to exercise the second tranche. The conversion price for the first tranche is $1.70 per share of common stock, while the conversion price for the second tranche will be $1.90 per share if the 10-day average trading price of our common stock before the conversion date is $2.50 or higher, and $1.70 per share if the 10-day average trading price is below $2.50.
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
Share Purchase Agreement
On November 6, 2024, the Company and an investor who is a significant shareholder of Trina Solar, entered into a share purchase agreement (“Share Purchase Agreement”) pursuant to which the investor subscribed to purchase a total of $14.8 million of common stock for $1.05 per share. The purchase and sale of the shares are conditioned upon, amongst other things, CFIUS approval of the transaction. The Company cleared CFIUS review, however, as of the date of this filing, the share purchase has not occurred. The Share Purchase Agreement was initially recorded at fair value and subsequently is revalued until settlement occurs with changes in fair value for each reporting period recognized in derivative liabilities fair value adjustment.

10. FAIR VALUE MEASUREMENT
Financial liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Anti-dilution Right	$—	$—	$6,277	$6,277	$—	$—	$18,454	$18,454
Warrant Liability	$—	$—	$1,959	$1,959	$—	$—	$3,306	$3,306
Share Purchase Agreement	$—	$—	$805	$805	$—	$—	$14,905	$14,905
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
As of June 30, 2025 and December 31, 2024, the carrying value of all other financial assets and liabilities approximated their respective fair values.
Anti-dilution Right
The Anti-dilution Right was valued using the Black-Scholes-Merton option pricing model. See Note 9 – Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement above for further details. Our use of the Black-Scholes-Merton option pricing model for the Anti-dilution Right, required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Anti-dilution Right.
•The expected term was determined based on the expiration date of the Anti-dilution Right.
•The expected volatility assumption was based on the implied volatility from the Company’s stock price.
The fair value of the Anti-dilution Right was determined using this approach, an exercise price of $2.50, and a share price of $1.23 as of June 30, 2025 and $2.58 as of December 31, 2024. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement of the Anti-dilution Right.
Share Purchase Agreement
The Share Purchase Agreement was valued using the Black-Scholes-Merton option pricing model. See Note 9 – Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement above for further details. Our use of the Black-Scholes-Merton option pricing model for the Share Purchase Agreement, required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Share Purchase Agreement.
•The expected term was determined based on the expected transaction date of the Share Purchase Agreement.
•The expected volatility assumption was based on the implied volatility from the Company’s stock price.
The fair value of the Share Purchase Agreement was determined using this approach, an exercise price of $1.05, and a share price of $1.23 as of June 30, 2025 and $2.58 as of December 31, 2024. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement of the Share Purchase Agreement.
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
The fair value of the Private Warrants was determined using this approach, an exercise price of $11.50, and a share price of $1.23 as of June 30, 2025 and $2.58 as of December 31, 2024. An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement of the Private Warrants.
Rollforward of Level 3 Fair Value Instruments
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

	Six months ended June 30, 2025
	Anti-dilution Right	Private Warrants	Share Purchase Agreement
Balance (beginning of period)	$18,454	$3,306	$14,905
Fair value measurement adjustments	(12,177)	(1,347)	(14,100)
Balance (end of period)	$6,277	$1,959	$805
11. STOCKHOLDERS' EQUITY
Common Stock
As of June 30, 2025, 355.0 million shares of common stock were authorized with a par value of $0.01 per share and 155.9 million shares of common stock were outstanding. Holders of common stock are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. As of June 30, 2025, we have not declared any dividends.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (amended and restated as of April 22, 2024), (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees, and they do not typically forfeit for directors. Generally, our RSUs are equity-classified awards, as they are share settled. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price. As of June 30, 2025, a total of 34.9 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
During the six months ended June 30, 2025, 0.1 million options were granted, 3.6 million options were forfeited, 0.2 million options were exercised, 5.1 million RSUs were granted and 1.3 million RSUs vested.
12. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on our best estimate of our effective income tax rate expected to be applicable for the full fiscal year. Our effective income tax rate was 19% for the six months ended June 30, 2025, and 0% for the six months ended June 30, 2024. The increase in the tax rate is due to excess net deferred tax liabilities related to the Trina Business Combination, which provided a source of future taxable income to support the partial realization of the Company’s deferred tax assets. For the six months ended June 30, 2025 and June 30, 2024 the Company’s effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the expected effect of the valuation allowance.
13. RELATED PARTY TRANSACTIONS
Trina Group
We have related party balances and transactions with Trina Solar (Schweiz) AG and its affiliates (the “Trina Group”) as a result of the Trina Business Combination and through the normal course of business.
Module sales of $142.3 million to the Trina Group are presented as net sales - related party for the six months ended June 30, 2025. Net sales - related party for the six months ended June 30, 2025 are reduced for amortization of $22.5 million for the intangible asset related to a favorable acquired customer contract that was recorded as part of purchase accounting for the Trina Business Combination. Deferred revenue from offtake agreements with the Trina Group were $64.5 million and $40.2 million as of June 30, 2025, and December 31, 2024, respectively. The Company has agreements with the Trina Group to supply certain materials and components used in our solar module production, provide operational support and sales agency and aftermarket services. For the six months ended June 30, 2025, we incurred $27.9 million which was presented as selling, general and administrative expenses. As of June 30, 2025, and December 31, 2024, payables to related parties of $130.7 million and $52.5 million were recognized in relation to these agreements. As of June 30, 2025, advances to suppliers of $10.1 million were recognized in relation to these agreements, with no corresponding balance as of December 31, 2024.
As consideration for the Trina Business Combination, we issued a note payable, a convertible note, and a derivative anti-dilution right to the Trina Group. In addition, the Company assumed an existing debt obligation to the Trina Group. Refer to Note 6 - Debt and Note 9 - Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement for additional details on these instruments.
14. NET LOSS PER SHARE
The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(31,848)	$(10,347)	$(35,983)	$(21,652)
Net loss from discontinued operations, net of tax	(61)	(16,814)	(12,165)	(34,199)
Net loss attributable to common stockholders	(32,800)	(26,987)	(49,930)	(55,530)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	155,938	140,107	155,936	139,905
Net loss per share:
Net loss per share from continuing operations - basic and diluted	$(0.20)	$(0.07)	$(0.23)	$(0.15)
Net loss per share from discontinued operations, net of tax - basic and diluted	$—	$(0.12)	$(0.08)	$(0.24)
Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.19)	$(0.32)	$(0.40)
The outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share, as the impact would be antidilutive, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Redeemable preferred stock (on as converted basis)	20,629	—	20,629	—
Convertible note (on as converted basis)	12,521	—	12,521	—
Share purchase agreement (on as converted basis)	14,050	—	14,050	—
Public Warrants	14,675	14,675	14,675	14,675
Private Warrants	9,950	9,950	9,950	9,950
EDGE Warrants	687	687	687	687
Options	8,459	21,120	8,459	21,120
RSUs	6,622	1,267	6,622	1,267
Total	87,593	47,699	87,593	47,699

15. DISCONTINUED OPERATIONS
In Q4 2024, we determined that the assets for our European businesses and our Coweta County, Georgia, business met the criteria for classification as held for sale. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on the Company’s operations and financial results. As of June 30, 2025, the remaining assets continue to meet the criteria for classification as held for sale. Therefore, the historical results of these businesses are classified as discontinued operations for all periods presented herein.
On February 15, 2025, we completed the sale of our land in Coweta County, Georgia, for $50.0 million. Concurrently with the sale, we repaid a government grant of $20.0 million. As of June 30, 2025, $7.0 million of repayable government grants for the project are classified within current liabilities of discontinued operations on our condensed consolidated balance sheet.
Details of net loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Costs and expenses
General and administrative	$3,432	$6,348	$8,404	$14,183
Research and development	—	10,493	—	22,238
Restructuring charge	—	75	1,092	137
Share of net loss of equity method investee	—	178	425	334
Total costs and expenses	3,432	17,094	9,921	36,892
Loss from discontinued operations	(3,432)	(17,094)	(9,921)	(36,892)
Gain on disposal of property and equipment	—	—	5,675	—
Change in held for sale valuation allowance	(1,571)	—	(1,208)	—
Other income (loss), net	4,942	280	(5,193)	2,693
Loss from discontinued operations before income taxes	(61)	(16,814)	(10,647)	(34,199)
Income tax expense	—	—	(1,518)	—
Net loss from discontinued operations, net of tax	$(61)	$(16,814)	$(12,165)	$(34,199)
Allocated general corporate overhead costs do not meet the criteria to be presented within net income (loss) from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
Details of the assets and liabilities of discontinued operations classified as held for sale in the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2025	December 31, 2024
Other current assets	$2,016	$8,926
Property and equipment, net	45,078	52,765
Intangible assets, net	215	1,625
Investments	—	515
Right-of-use asset under operating leases	3,739	1,078
Current assets of discontinued operations	$51,048	$64,909

Accounts payable	$2,469	$2,566
Accrued liabilities and other	13,976	5,764
Operating lease liability	15,999	15,136
Other current liabilities	7,172	27,543
Current liabilities of discontinued operations	$39,616	$51,009

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. Cash flow and non-cash information for the discontinued operations are as follows (in thousands):

	Six months ended June 30,
	2025	2024
Depreciation	$—	$4,503
Amortization	—	75
Capital expenditures	2,674	29,099
Proceeds from the return of property and equipment deposits	1,202	22,735
Accrued purchases of property and equipment and intangible assets	—	8,908

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
Recent Developments
For the three months ended June 30, 2025, we recognized total net sales of $132.8 million in the period. Additionally, we ended the second quarter with cash, cash equivalents, and restricted cash of $46.7 million.
Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, the United States has recently announced changes to its global trade policy, including significant tariffs on imports from China, Vietnam, Mexico, Canada, and other countries. These actions, and retaliatory tariffs imposed by other countries on U.S. goods and exports, have led to significant volatility and uncertainty in global markets. Additionally, the passage of Public Law 119-21 (commonly known as the One Big Beautiful Bill Act) on July 4, 2025 (the “OBBBA”) created further instability in the market by curtailing the availability of certain tax credits for suppliers and customers. Specifically, the new law eliminates the availability of tax credits for taxpayers that source a particular percentage of their products and components from, or have certain commercial arrangements with, foreign entities of concern (“FEOC”). We are actively working to ensure compliance with the FEOC-related provisions of the OBBBA to allow us and our customers to retain the availability of tax credits in the future.
New or increased tariffs, changes to existing legislation, and other barriers to trade, especially in light of recent comments and executive orders made by the United States, could further impact or exacerbate market conditions. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and on the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs, potential changes to existing tariffs and legislation, and whether additional tariffs may be imposed, modified, or suspended, and the impacts of such actions on our business. While the situation remains fluid, we are continuing to evaluate these developments.
We are operating in an uncertain macroeconomic environment with significant volatility that may impact consumer demand. To the extent the macroeconomic environment worsens, it may have a material effect on our results of operations and financial condition.
Refer to Part I, Item 1A “Risk Factors” in our 2024 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q, filed on May 15, 2025, as amended and supplemented by Amendment No. 1 on Form 10-Q/A filed with the SEC on August 18, 2025 and in this Quarterly Report on Form 10-Q for further discussion related to the above potential impacts on our business.

Results of Operations
The following table sets forth information on T1’s condensed consolidated results of operations (in thousands except percentages):

	Three months ended June 30,		Change ($)	Change (%)	Six months ended June 30,		Change ($)	Change (%)
	2025	2024			2025	2024
Net sales	$66,465	$—	$66,465	NM	$66,465	$—	$66,465	NM
Net sales - related party	66,302	—	66,302	NM	119,754	—	119,754	NM
Total net sales	132,767	—	132,767	NM	186,219	—	186,219	NM
Cost of sales	100,006	—	100,006	NM	135,677	—	135,677	NM
Gross profit	32,761	—	32,761	NM	50,542	—	50,542	NM
Selling, general and administrative	61,972	13,684	48,288	353%	103,364	$28,688	74,676	260%
Loss from continuing operations	(29,211)	(13,684)	(15,527)	113%	(52,822)	(28,688)	(24,134)	84%
Total other (expense) income	(8,616)	3,348	(11,964)	(357%)	8,347	7,047	1,300	18%
Loss from continuing operations before income taxes	(37,827)	(10,336)	(27,491)	266%	(44,475)	(21,641)	(22,834)	106%
Income tax benefit	5,979	(11)	5,990	NM	8,492	(11)	8,503	NM
Net loss from continuing operations	(31,848)	(10,347)	(21,501)	208%	(35,983)	(21,652)	(14,331)	66%
Net loss from discontinued operations, net of tax	(61)	(16,814)	16,753	(100)%	(12,165)	(34,199)	22,034	(64)%
Net loss	(31,909)	(27,161)	(4,748)	17%	(48,148)	(55,851)	7,703	(14%)
Net loss attributable to non-controlling interests	—	174	(174)	(100%)	—	321	(321)	(100%)
Preferred dividends and accretion	(891)	—	(891)	NM	(1,782)	—	(1,782)	NM
Net loss attributable to common stockholders	$(32,800)	$(26,987)	$(5,813)	22%	$(49,930)	$(55,530)	$5,600	(10%)

NM - Not meaningful

Net sales
Net sales consists of sales of PV solar modules net of intangible asset amortization for customer contracts. We recognize sales for PV solar modules at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.
Total net sales increased by $132.8 million for the three months ended June 30, 2025 and increased $186.2 million for the six months ended June 30, 2025 compared to the same periods in 2024. We began selling PV solar modules after the Trina Business Combination was completed on December 23, 2024.
Cost of sales
Cost of sales includes the cost of raw materials and components for manufacturing PV solar modules. In addition, our cost of sales includes direct labor for the manufacturing of solar modules and manufacturing overhead, such as engineering, equipment maintenance, quality and production control, and information technology. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, environmental health and safety costs, and costs associated with shipping.
Cost of sales increased by $100.0 million for the three months ended June 30, 2025 and increased $135.7 million for the six months ended June 30, 2025 compared to the same periods in 2024. We began selling PV solar modules after the Trina Business Combination was completed on December 23, 2024.
Selling, general and administrative
Selling, general and administrative expenses primarily consists of personnel and personnel-related expenses for our sales, marketing and administrative personnel, commissions, royalty fees, costs for administrative offices, insurance, and outside professional services including legal, accounting, and other advisory services.
Selling, general and administrative expenses increased by $48.3 million or 353% in the three months ended June 30, 2025 and by $74.7 million or 260% in the six months ended June 30, 2025 compared to the same periods in 2024. This increase is primarily due to an increase in commissions, royalty fees, personnel costs and legal and professional fees following the Trina Business Combination.
Other (expense) income
Other (expense) income primarily consists of the fair value adjustments on our warrant liability, derivative liabilities, interest income and expense, net foreign currency transaction gains and losses.
Other income decreased by $12.0 million or 357% for the three months ended June 30, 2025 and by $1.3 million or 18% for the six months ended June 30, 2025 compared to the same periods in 2024. For the three months ended June 30, 2025, the change is primarily due to an increase in interest expense. For the six months ended June 30, 2025 the change is driven by an increase in interest expense offset by an increase in derivative liabilities fair value adjustment.
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
Net loss from discontinued operations, net of tax changed by $16.8 million for the three months ended June 30, 2025 and by $22.0 million or 64% for the six months ended June 30, 2025, compared to the same periods in 2024. The changes primarily relates to the reduced research and development activity for our European businesses, government grant income, and a gain from the sale of land in Coweta County partially offset by estimated penalties associated with the expected disposal of our European businesses.
Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
As of June 30, 2025, we had approximately $46.7 million of cash, cash equivalents, and restricted cash. Our principal sources of liquidity are cash and cash equivalents, cash flows from operating activities and contracts with customers for the future sale of PV modules.
In addition, on August 14, 2025, we announced that we entered into an agreement with Trina Solar (U.S.), Inc., pursuant to which, Trina agreed to defer, without any interest, any payments due under the sales agency and aftermarket services agreement dated December 23, 2024 until the earlier of August 15, 2026 and the date on which we begin to monetize our accrued 45X tax credits.

We also announced on August 14, 2025 an amendment to the Preferred Stock Purchase Agreement between T1 and Encompass, pursuant to which Encompass agreed, among other things, to provide the $50.0 million of financing to purchase non-voting preferred stock of the Company for purposes other than construction of the G2 facility with issuance of such preferred stock to occur 10 business days after the Company provides notice of its decision to exercise the second tranche.
We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the next 12 months from the issuance of these financial statements.
Our net sales and profits remain subject to variability based on, among other things, the availability and size of government subsidies and economic incentives. We expect the benefits made available to us by the Inflation Reduction Act of 2022 (the “IRA”) to favorably impact our liquidity and capital resources in future periods. For example, we expect to qualify for the advanced manufacturing production credit under Section 45X of the Internal Revenue Code (“IRC”), which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its remaining period. To date we have not received cash proceeds from the sale or direct pay from 45X tax credits.
Our future liquidity requirements depend on many forward-looking factors, including the timing and extent of the following: cash flows from operations, capital expenditures for construction of future facilities and purchase of related equipment, spending on other growth initiatives, including through joint ventures, and general economic conditions. In addition to those activities, our short-term liquidity will be utilized to fund the current portion of non-cancellable commitments, including leases and debt obligations. Our revenue recognized to date is concentrated between two customers and the loss of a contract with such customers could have a material adverse effect on the Company including its liquidity. Refer to Note 1 - Summary of Significant Accounting Policies of these condensed consolidated financial statements for additional information. We monitor our working capital to ensure we have adequate liquidity, if we fail to collect trade receivables in a timely manner, offer extended payment terms to customers, or face other challenges in managing our working capital, we may be required to obtain temporary sources of funding or access capital markets.
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
As of June 30, 2025, the Company estimates that a 5 GW solar cell manufacturing facility in the United States, which the Company currently plans to develop in two stages of 2.5 GW each, would have a total cost of approximately $850.0 million. The estimated costs of construction remain subject to technology and product specification decisions, ongoing business, financing, and operational changes, and changes to the overall macroeconomic environment. We will continue to provide updates to reflect material developments, including approvals or commitments for spending that differ materially from our previous estimates.
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

Cash Flow Summary
The following table summarizes our cash flows (in thousands):

	Six months ended June 30,		Change (%)
	2025	2024
Cash flows from operating activities	$(11,383)	$(44,201)	(74%)
Cash flows from investing activities	(741)	(6,364)	(88%)
Cash flows from financing activities	(18,634)	—	NM

NM - Not meaningful
Operating Activities
Net cash used in operating activities decreased by 74% for the six months ended June 30, 2025 compared to the same period in 2024. The decrease in cash used in operating activities was primarily driven by a reduction in cash used for working capital associated with our solar business and a decrease in net loss, adjusted for non-cash items partially offset by a repayment of $20.0 million for a government grant with Coweta County, Georgia.
Investing Activities
Net cash used in investing activities decreased by 88% or the six months ended June 30, 2025 compared to the same period in 2024. The decrease in cash used in investing activities was primarily driven by proceeds from the sale of property and equipment of $50.0 million for the six months ended June 30, 2025, relating to our land in Coweta County, Georgia offset by a decrease in the proceeds from the return of property and equipment deposits and an increase in purchases of property and equipment.
Financing Activities
Net cash used in financing activities increased by $18.6 million for the six months ended June 30, 2025 compared to the same period in 2024. The increase in cash used in financing activities was due to the payment of debt and debt fees.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are consistent with those described in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. There have been no material changes to our critical accounting policies during the six months ended June 30, 2025.
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

Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were not effective.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis.
During the preparation of this Quarterly Report on Form 10-Q, management identified a material misstatement relating to the presentation of intangible asset amortization in our prior period financial statements. We have restated our financial statements as of and for the three months ended March 31, 2025 in Amendment No. 1 to our Quarterly Report on Form 10-Q/A to correct the identified misstatement. In conjunction with the restatement, management identified a material weakness in internal control over financial reporting related to its controls over applying technical accounting guidance to nonrecurring events and transactions, including the design and maintenance of effective controls to evaluate the appropriate presentation of the amortization of intangible assets related to certain customer contracts within our statements of operations and comprehensive income (loss).
In light of this material weakness, management has performed additional analysis, as deemed necessary, to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management has concluded that the Company’s condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are presented fairly, in all material respects, in accordance with U.S. GAAP.
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
Changes in Internal Control Over Financial Reporting
On December 23, 2024, we completed the Trina Business Combination. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended June 30, 2025, except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. To the knowledge of our management, there are no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property. On June 5, 2025 and July 31, 2025 we received notices from U.S. Customs and Border Protection ( “CBP”) relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination (the “Notices”). CBP has not quantified the duties it alleges are owed. We continue to assess the Notices, but expect to contest them vigorously.
We believe, taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows. However, the ultimate outcome of these matters cannot be determined at this time, and we cannot guarantee that we will be successful in contesting the Notices, or that we will not need to accrue or pay additional amounts in the future.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in (i) Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 (as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025) and (ii) Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed with the SEC on May 15, 2025, as amended and supplemented by Amendment No. 1 on Form 10-Q/A filed with the SEC on August 18, 2025, which could materially affect our business, financial condition, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows. Except for the risk factors set forth below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K.
We identified a material weakness in internal control over financial reporting and determined that it resulted in our internal control over financial reporting and disclosure controls and procedures not being effective during the quarter ended June 30, 2025. If we are not able to remediate this material weakness, or we identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
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
Prior to filing this Quarterly Report on Form 10-Q, management identified a material weakness in the Company’s internal control over financial reporting related to its controls over applying technical accounting guidance to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event. Management determined that such material weakness resulted in the Company’s internal control over financial reporting and disclosure controls and procedures not being effective as of June 30, 2025.
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

Current regulatory policies, or any future changes or threatened changes to such policies, including those changes as a result of the current U.S. administration and control of the U.S. Congress, may subject us to significant risks, including the following:
•a reduction or removal of renewable energy programs and initiatives and the incentives they provide may negatively impact the market for future solar energy off-take agreements, slow the retirement of aging fossil fuel plants, including the retirements of coal generation plants, and reduce the ability for solar project developers to compete for off-take agreements, which may reduce PV solar module sales;
•any limitations on the value or availability to manufacturers or potential investors of tax incentives that benefit solar energy production, sales, or projects, such as the Section 45X advanced manufacturing production credit, ITC, and PTC, as seen in the accelerated termination of certain clean energy tax credits under the OBBBA, could result in reducing such manufacturers’ or investors’ economic returns and could cause a reduction in the availability of financing, thereby reducing demand for PV solar modules; and
•any effort to overturn federal and state laws, regulations, or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of electricity generation that compete with solar energy projects could negatively impact our ability to compete with traditional forms of electricity generation and materially and adversely affect our business.
Application of trade laws may also adversely impact, either directly or indirectly, our operating results; for example, by impacting our customers’ project costs, profitability, and their demand for our modules; or by impacting our own costs or disrupting our manufacturing or supply chains, and consequently negatively impacting demand and/or price levels for our solar modules, reducing our net sales, or affecting potential profitability of fulfilling customer contracts. We are therefore potentially subject to various risks, which include the following:
•any tariffs that reduce the profitability of contracts, whereby the cost of tariffs exceeds the amount able to be, or willing to be, absorbed by either us or the customer under the provisions of the contract and may lead to the cancellation of such contract, potentially resulting in the reduction of future revenue, the loss of the contractual right to a termination payment from a customer and/or the required return of a previously received customer down payment; and
•any reciprocal or other tariffs may place burdens on our customers’ supply chains exclusive of module import costs, including through increased costs of trackers, inverters, transformers, and other imported equipment, which are often heavily dependent on Chinese supply chains, due to the lack of availability from other countries. These and other costs could result in an inability for certain projects to generate profitable returns, and may lead to the delay or abandonment of such projects, thereby reducing or removing demand for currently contracted PV module sales.
In some instances, the application of trade laws is currently beneficial to us, and changes in their application could have an adverse impact. The overall impact of trade laws on our business depends on multiple factors, including their duration, their scope and potential expansion thereof, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. Recent developments include the following:
•United States — Reciprocal Tariffs. As of August 13, 2025, the United States imposes a 10% baseline reciprocal tariff on imports from most countries, excluding Canada, Mexico, and countries listed under “Column 2” of the Harmonized Tariff Schedule of the United States, such as Russia and North Korea. In addition, country-specific reciprocal tariffs of up to 41% took effect on August 7, 2025, covering imports from more than 60 trading partners. Imports from China are subject to a separate arrangement: the additional reciprocal tariff that previously brought the effective rate above 125% is currently suspended under a tariff truce. Instead, Chinese goods are presently subject to a combined 30% tariff (comprising the 10% baseline and the 20% fentanyl-related tariff), with this arrangement extended through November 10, 2025. These increases in country-specific tariff rates could increase the costs to produce our solar modules, which would reduce our profitability. In particular, there is substantial uncertainty about the duration of existing policies surrounding tariffs on Chinese imports, potential changes to existing tariff countermeasures taken by China against the U.S., and whether additional tariffs may be imposed, modified, or suspended, and the impacts of such actions on our business. While the situation remains fluid, we are continuing to evaluate these developments.
•United States — Section 201 Tariffs on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes different types of tariffs and/or other trade remedies on certain imported crystalline silicon PV cells and modules from various countries. In February 2022, President Biden proclaimed a four-year extension of a global safeguard measure imposed pursuant to Section 201 of the Trade Act of 1974 that provides for tariffs on imported crystalline silicon solar modules and a tariff rate quota on imported crystalline silicon solar cells. The extension measure’s tariff rate was originally set at 14.75%, with annual reductions of 0.25 percentage points over the remainder of its four-year term, which expires in February 2026. The current rate is 14.00%. The extension measure also provides an annual tariff-rate quota, whereby tariffs apply only to imported crystalline silicon solar cells above the first 12.5 GW of imports, which was exceeded by approximately 1.4 GW in 2024, according to data from the U.S. International Trade Commission (“USITC”).

•United States — Section 301 Tariffs on Certain Chinese Imports. The United States currently imposes product-specific tariffs ranging on many articles imported from China, including tariffs of 50% on crystalline silicon solar cells and tariffs of 25% on modules pursuant to Section 301 of the Trade Act of 1974. Currently, crystalline silicon solar cells are subject to 50% tariffs, and modules are subject to 25% tariffs. There are certain product exclusions for these tariffs and the Office of the U.S. Trade Representative (“USTR”) is accepting product exclusion requests, however, these exclusions will expire on August 31, 2025.
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
•United States — Tariffs on Certain Foreign-imported Aluminum and Steel. Effective July 4, 2025, the U.S. administration increased tariffs on imported aluminum and steel articles and derivative products under Section 232 of the Trade Expansion Act of 1962, administered by the U.S. Department of Commerce (“USDOC”) from 25% to 50%. There are certain exemptions to these tariffs including for items that are USMCA-originating. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.
•United States — Potential Tariffs on Processed Critical Minerals and Derivative Products. On April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of certain critical minerals, as well as their derivative products, under Section 232 of the Trade Expansion Act of 1962 (“Section 232”). The scope of the investigation includes tellurium and other critical minerals used in solar module manufacturing. In addition, the definition of derivative products covered by the investigation is potentially broad. If this investigation results in the imposition of tariffs or import restrictions on critical minerals and/or derivative products, it could negatively impact demand and/or price levels for our solar modules and limit our growth, lead to a reduction in our net sales, or increase our costs, thereby adversely impacting our operating results.
•United States — Potential Tariffs on Polysilicon and Derivative Products. On July 1, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security imports of polysilicon and its derivatives under Section 232, a key component in solar panels. If this investigation results in the imposition of tariffs or import restrictions on polysilicon and its derivatives, and in the future we import solar cells and wafers from jurisdictions that are then subject to Section 232 tariffs, it could increase our costs and negatively impact demand and/or price levels for our products and limit our growth, which may lead to a reduction in our net sales, thereby adversely impacting our operating results.
•United States — AD/CVDs on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes AD/CVDs on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such AD/CVDs can change over time pursuant to annual administrative reviews conducted by the USDOC, and a decline in duty rates or USDOC failure to fully enforce U.S. AD/CVD laws could have an adverse impact on our operating results. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar modules completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent the pre-existing AD/CVD orders on China. Such duties apply to circumventing imports on or after June 6, 2024, as well as any circumventing imports prior to that date that were not used or installed on or before December 3, 2024. Our operating results could be adversely impacted if the USDOC and other U.S. government agencies do not enforce the affirmative circumvention rulings as expected. Conversely, effective enforcement could positively impact our operating results.
•United States — AD/CVDs on Solar Cells and Modules. In April 2024, the American Alliance for Solar Manufacturing Trade Committee filed AD/CVD petitions with the USDOC and the USITC to impose duties on solar cells and modules from Cambodia, Malaysia, Thailand, and Vietnam. The investigations have resulted in the imposition of final AD/CVD duties. On April 21, 2025, the USDOC announced final affirmative determinations in the AD and CVD investigations, finding that cells and modules from Cambodia, Malaysia, Thailand, and Vietnam are being dumped and unfairly subsidized at rates ranging from de minimis to over 3,400%, depending on the particular foreign producer (and, in some circumstances, retroactive duties on entries dating back as far as June 2024). On June 9, 2025, the USITC notified USDOC of its final affirmative determinations in the AD/CVD investigations. AD/CVD orders, including the assessment of AD/CVDs and suspension of liquidation of such products, were issued on June 9, 2025. On July 17, 2025, the Alliance for American Solar Manufacturing and Trade

filed another set of AD/CVD petitions with the USDOC and the USITC to impose duties on unfairly traded crystalline silicon solar products from India, Indonesia, and Laos. The USITC is expected to issue its preliminary determination in September 2025. The USDOC is expected to issue its preliminary countervailing duty determinations in December 2025 and preliminary antidumping duty determinations in February 2026. Affirmative determinations in these investigations may increase our operating costs, to the extent we are unable to secure supply of solar cells domestically, until we begin production of solar cells at our planned manufacturing facilities.
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
For example, on June 5, 2025 and July 31, 2025 we received notices from CBP relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination. CBP has not quantified the duties it alleges are owed. We continue to assess the notices, but expect to contest them vigorously. For more information, see Item I. Legal Proceedings.
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
Any changes to the statutes or regulatory guidance regarding Section 45X of the IRC arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law by the IRS, the U.S. Treasury Department, or the courts, (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, or (iv) changes to U.S. government priorities, policies, or initiatives as a result of the change in presidency in 2025, could materially adversely impact our tax expense, financial condition, results of operations, and cash flows. For example, the OBBBA eliminates the availability of certain tax credits for taxpayers that are considered to be a prohibited foreign entity (as defined under the OBBBA). A taxpayer will be considered a prohibited foreign entity if (i) a specified foreign entity has the direct authority to appoint a covered officer of the taxpayer (including but not limited to members of the board of directors and executive-level officers), (ii) a single specified foreign entity owns at least 25% of the taxpayer, (iii) one or more specified foreign entities own in the aggregate at least 40% of the taxpayer, (iv) at least 15% of debt of the taxpayer has been issued, in the aggregate, to one or more specified foreign entities, or (v) the taxpayer made a payment to a specified foreign entity pursuant to a contract, agreement (including commercial agreements and IP licenses) or other arrangement which entitles such specified foreign entity (or an entity related to such specified foreign entity) to exercise effective control (as defined under the OBBBA). A taxpayer, such as us or our customers, also will be prohibited from claiming certain credits if it receives material assistance from a prohibited foreign entity (as defined under the OBBBA). While we are taking measures to achieve compliance with such rules in the OBBBA, we may not be able to fully meet such requirements within the required timeframe thereunder. There is continuing uncertainty on certain aspects of the IRA and related guidance and the OBBBA and forthcoming related guidance. Such uncertainty related to the IRA or changes imposed by the OBBBA, or our inability to comply with the requirements of the OBBBA, may cause customers to delay contracting decisions or may cause customers to delay or cancel existing contracts as they navigate such uncertainty, or impact our ability to obtain external financing on acceptable terms, which could have a material negative effect on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.
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
10.1#
Employment Agreement entered into as of April 25, 2025 by and between T1 Energy Holding Inc. and Daniel Barcelo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 28, 2025).

10.2	Amendment No. 5 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2025).
10.3	Amendment No. 6 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡,*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡,*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (v) Notes to Condensed Consolidated Financial Statements.

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

T1 Energy Inc.

Date: August 19, 2025	/s/ Joseph Evan Calio
	Name:	Joseph Evan Calio
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 19, 2025	/s/ Denise Cruz
	Name:	Denise Cruz
	Title:	Chief Accounting Officer
(Principal Accounting Officer)