Form 10-Q
period 2025-09-30
T1 Energy Inc.
filed 2025-11-14
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, 212,365,815 shares of the registrant’s common stock were outstanding.

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
These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in (i) Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025 and (ii) the Risk Factors included in this Quarterly Report on Form 10-Q, and in our other filings with the SEC. We do not assume any obligation to update any forward-looking statements.
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

ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
T1 ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$34,146	$72,641
Restricted cash	45,398	4,004
Accounts receivable trade, net	11,863	—
Accounts receivable trade, net - related parties	67,033	—
Government grants receivable, net	93,065	687
Inventory	251,958	274,549
Advances to suppliers	139,996	164,811
Other current assets	204	1,569
Current assets of discontinued operations	51,574	64,909
Total current assets	695,237	583,170
Restricted cash	7,190	—
Property and equipment, net	289,761	285,187
Goodwill	60,923	74,527
Intangible assets, net	191,924	281,881
Right-of-use asset under operating leases	150,969	111,081
Total assets	$1,396,004	$1,335,846
LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable	$69,140	$61,708
Accrued liabilities and other	31,145	91,346
Deferred revenue	77,369	48,155
Derivative liabilities	—	14,905
Current portion of long-term debt	46,096	42,867
Current portion of long-term debt - related party	74,000	51,500
Accounts payable and accrued liabilities - related parties	277,482	52,534
Current liabilities of discontinued operations	40,415	51,009
Total current liabilities	615,647	414,024
Long-term deferred revenue	28,000	32,000
Convertible note - related party	47,338	80,698
Operating lease liability	141,482	101,787
Long-term debt	152,876	188,316
Long-term debt - related party	227,016	238,896
Deferred tax liability	1,828	21,227
Other long-term liabilities	26,159	21,761
Total liabilities	1,240,346	1,098,709
Commitments and contingencies
Redeemable preferred stock
Convertible series A preferred stock, $0.01 par value, 5,000 issued and outstanding as of both September 30, 2025 and December 31, 2024 (includes accrued dividends of $2,323 as of September 30, 2025 and accrued dividends and accretion of $87 as of December 31, 2024.	58,753	48,375
Equity:
Common stock, $0.01 par value, 168,626 issued and outstanding as of September 30, 2025 and 155,928 issued and outstanding as of December 31, 2024	1,686	1,559
Additional paid-in capital	1,014,970	971,416
Accumulated other comprehensive loss	(15,806)	(58,975)
Accumulated deficit	(903,945)	(725,238)
Total equity	96,905	188,762
Total liabilities, redeemable preferred stock and equity	$1,396,004	$1,335,846
See accompanying Notes to Condensed Consolidated Financial Statements.

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$90,385	$—	$156,850	$—
Net sales - related party	120,137	—	239,891	—
Total net sales	210,522	—	396,741	—
Cost of sales	189,374	—	325,051	—
Gross profit	21,148	—	71,690	—
Operating expenses:
Selling, general and administrative	62,663	17,397	166,027	46,085
Impairment of intangible assets	53,208	—	53,208	—
Total operating expenses	115,871	17,397	219,235	46,085
Operating loss from continuing operations	(94,723)	(17,397)	(147,545)	(46,085)
Other (expense) income:
Warrant liability fair value adjustment	1,521	1,096	2,868	1,294
Derivative liabilities fair value adjustment	(30,868)	—	(4,591)	—
Loss on settlement of warrant liability	(5,836)	—	(5,836)	—
Interest (expense) income, net	(9,395)	1,074	(27,293)	3,627
Foreign currency transaction (loss) gain	2	(18)	(42)	556
Other (expense) income, net	(377)	1,066	(1,712)	4,788
Total other (expense) income	(44,953)	3,218	(36,606)	10,265
Loss from continuing operations before income taxes	(139,676)	(14,179)	(184,151)	(35,820)
Income tax benefit (expense)	12,083	—	20,575	(11)
Net loss from continuing operations	(127,593)	(14,179)	(163,576)	(35,831)
Net loss from discontinued operations, net of tax	(2,966)	(13,377)	(15,131)	(47,576)
Net loss	(130,559)	(27,556)	(178,707)	(83,407)
Net loss attributable to non-controlling interests	—	81	—	402
Preferred stock dividends and accretion	(819)	—	(2,601)	—
Preferred stock deemed dividend	(7,777)	—	(7,777)	—
Tranche right deemed dividend	(1,667)	—	(1,667)	—
Net loss attributable to common stockholders	$(140,822)	$(27,475)	$(190,752)	$(83,005)

Weighted average shares outstanding:
Weighted average shares of common stock outstanding - basic and diluted	160,977	140,490	157,622	140,102

Net loss per share attributable to common stockholders:
Net loss per share from continuing operations - basic and diluted	$(0.85)	$(0.10)	$(1.11)	$(0.25)
Net loss per share from discontinued operations - basic and diluted	(0.02)	(0.10)	(0.10)	(0.34)
Net loss per share - basic and diluted	$(0.87)	$(0.20)	$(1.21)	$(0.59)

Other comprehensive loss:
Net loss	$(130,559)	$(27,556)	$(178,707)	$(83,407)
Foreign currency translation adjustments	3,622	5,973	43,169	(15,209)
Total comprehensive loss	(126,937)	(21,583)	(135,538)	(98,616)
Comprehensive loss attributable to non-controlling interests	—	81	—	402
Preferred stock dividends and accretion	(819)	—	(2,601)	—
Preferred stock deemed dividend	(7,777)	—	(7,777)	—
Tranche right deemed dividend	(1,667)	—	(1,667)	—
Comprehensive loss attributable to common stockholders	$(137,200)	$(21,502)	$(147,583)	$(98,214)
See accompanying Notes to Condensed Consolidated Financial Statements.

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2024	139,705	$1,397	$925,623	$(18,826)	$(274,999)	$1,521	$634,716
Share-based compensation expense	—	—	3,670	—	—	—	3,670
Net loss	—	—	—	—	(28,543)	(147)	(28,690)
Reclassification of warrants from liability classified to equity classified	—	—	10	—	—	—	10
Other comprehensive loss	—	—	—	(26,044)	—	—	(26,044)
Balance as of March 31, 2024	139,705	$1,397	$929,303	$(44,870)	$(303,542)	$1,374	$583,662
Share-based compensation expense	—	—	1,486	—	—	—	1,486
Net loss	—	—	—	—	(26,987)	(174)	(27,161)
Exercise of warrants	785	8	(8)	—	—	—	—
Other comprehensive income	—	—	—	4,862	—	—	4,862
Balance as of June 30, 2024	140,490	$1,405	$930,781	$(40,008)	$(330,529)	$1,200	$562,849
Share-based compensation expense	—	—	1,554	—	—	—	1,554
Net loss	—	—	—	—	(27,475)	(81)	(27,556)
Other comprehensive income	—	—	—	5,973	—	—	5,973
Acquisition of non-controlling interest	—	—	(3,011)	—	—	(1,119)	(4,130)
Balance as of September 30, 2024	140,490	$1,405	$929,324	$(34,035)	$(358,004)	$—	$538,690

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of January 1, 2025	155,928	$1,559	$971,416	$(58,975)	$(725,238)	$—	$188,762
Share-based compensation expense	—	—	4,242	—	—	—	4,242
Net loss	—	—	—	—	(16,239)	—	(16,239)
Exercise of stock options	10	—	—	—	—	—	—
Preferred stock dividends and accretion	—	—	(891)	—	—	—	(891)
Other comprehensive income	—	—	—	26,065	—	—	26,065
Balance as of March 31, 2025	155,938	$1,559	$974,767	$(32,910)	$(741,477)	$—	$201,939
Share-based compensation expense	—	—	1,285	—	—	—	1,285
Net loss	—	—	—	—	(31,909)	—	(31,909)
Preferred stock dividends and accretion	—	—	(891)	—	—	—	(891)
Other comprehensive income	—	—	—	13,482	—	—	13,482
Balance as of June 30, 2025	155,938	$1,559	$975,161	$(19,428)	$(773,386)	$—	$183,906
Share-based compensation expense	—	—	1,883	—	—	—	1,883
Net loss	—	—	—	—	(130,559)	—	(130,559)
Exercise of warrants	157	2	(2)	—	—	—	—
Shares issued for debt conversion	12,522	125	33,014	—	—	—	33,139
Issuance of penny warrants	—	—	13,510	—	—	—	13,510
Exercise of stock options	9	—	—	—	—	—	—
Preferred stock dividends and accretion	—	—	(819)	—	—	—	(819)
Deemed dividends	—	—	(7,777)	—	—	—	(7,777)
Other comprehensive income	—	—	—	3,622	—	—	3,622
Balance as of September 30, 2025	168,626	$1,686	$1,014,970	$(15,806)	$(903,945)	$—	$96,905

See accompanying Notes to Condensed Consolidated Financial Statements.

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(178,707)	$(83,407)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	7,103	6,449
Depreciation and amortization	68,630	7,028
Impairment of intangible assets	53,208	—
Change in fair value of derivative liabilities	4,591	—
Loss on settlement of warrant liability	5,836	—
Gain on sale of property and equipment	(5,675)	—
Accretion of discount on long-term debt	12,322	—
Reduction in the carrying amount of right-of-use assets	5,025	1,282
Warrant liability fair value adjustment	(2,868)	(1,294)
Deferred income taxes	(19,399)	—
Share of net loss of equity method investee	425	484
Foreign currency transaction net unrealized loss (gain)	257	(1,075)
Write-down of held for sale assets	3,793	—
Other	1,674	—
Changes in assets and liabilities:
Accounts receivable trade	(78,896)	—
Government grants receivable	(92,378)	—
Inventory	22,591	—
Advances to suppliers and other current assets	25,107	13
Accounts payable, accrued liabilities and other	194,622	(2,055)
Deferred revenue	25,214	—
Net cash (used in) provided by operating activities	52,475	(72,575)
Cash flows from investing activities:
Proceeds from the return of property and equipment deposits	1,202	22,735
Purchases of property and equipment	(60,817)	(34,683)
Proceeds from the sale of property and equipment	50,000	—
Net cash used in investing activities	(9,615)	(11,948)
Cash flows from financing activities:
Repayment of debt	(29,794)	—
Debt fees paid	(3,760)	—
Payment for non-controlling interest	—	(4,130)
Net cash used in financing activities	(33,554)	(4,130)
Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	783	(3,036)
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,089	(91,689)
Cash, cash equivalents, and restricted cash at beginning of period	76,645	275,742
Cash, cash equivalents, and restricted cash at end of period	$86,734	$184,053
Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$34,146	$181,851
Restricted cash	52,588	2,202
Cash, cash equivalents, and restricted cash	$86,734	$184,053
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2024 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024, was derived from the audited consolidated financial statements as of December 31, 2024. However, these condensed consolidated interim financial statements do not contain all of the footnote disclosures required in annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025.
The condensed consolidated financial statements include the accounts of T1 and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current period’s presentation.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, estimates related to the fair value less costs to sell for assets held for sale, impairment of long-lived assets, derivative liabilities, the valuation of warrant liabilities, anti-dilution rights and share-based compensation. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, however, actual results may differ materially from these estimates.
Risks and Uncertainties
We are subject to those risks common to our business and industry and also those risks common to early stage development companies. These risks include those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025, as well as the risks described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
Our net sales and profits remain subject to variability based on, among other things, the availability and size of government subsidies and economic incentives. We expect the benefits made available to us by the Inflation Reduction Act of 2022 to favorably impact our liquidity and capital resources in future periods. For example, we expect to qualify for the advanced manufacturing production credit under Section 45X of the Internal Revenue Code, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (“IRS”) or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its remaining period. To date we have not received cash proceeds from the sale or direct pay from 45X tax credits. In August 2025, we agreed to defer any payments due under the Sales Agency Agreement between Trina Solar (US), Inc. and T1 G1 Dallas Solar Module LLC (f/k/a Trina Solar US Manufacturing Module 1 LLC) dated December 23, 2024 (the “Sales Agency Agreement”) until the earlier of August 15, 2026 and 30 days after we begin to monetize our accrued 45X tax credits.
Our future liquidity requirements depend on many forward-looking factors, including the timing and extent of the following: cash flows from operations, capital expenditures for construction of future facilities and purchase of related equipment, spending on other growth initiatives, including through joint ventures, and general economic conditions. In addition to those activities, our short-term liquidity will be utilized to fund the current portion of non-cancellable commitments, including leases and debt obligations. Our revenue recognized through the date of this Report is concentrated between certain customers and the loss of a contract with such customers could have a material adverse effect on the

Company including its liquidity. We monitor our working capital to ensure we have adequate liquidity, if we fail to collect trade receivables in a timely manner, offer extended payment terms to customers, or face other challenges in managing our working capital, we may be required to obtain temporary sources of funding or access capital markets.
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
Concentration of Risks
Customer Concentration Risk
During the nine months ended September 30, 2025, three customers accounted for 60%, 17%, and 15% of our total net sales. Two customers accounted for 85% and 15% of our aggregate accounts receivable trade, net as of September 30, 2025. The loss of a significant customer could have a material adverse effect on the Company.
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
Cash Flow Information
Cash flow activity consisted of the following (in thousands):

	Nine months ended September 30,
	2025	2024
Cash payments included in operating activities:
Interest paid	$12,240	$—
Income taxes paid, net of refunds	—	—
Noncash investing and financing activities:
Accrued purchases of property and equipment	$34,322	$6,133
Issuance of penny warrants	13,510	—
Issuance of shares of common stock for debt conversion	33,139	—
Deemed dividend related to amendment to Preferred Stock	7,777	—
Deemed dividend related to amendment of Tranche Right	1,667	—
Restricted Cash
Certain cash balances are restricted as to withdrawal or use. Restricted cash includes funds held in restricted accounts for debt service, customs, certain contractual terms contained within rental agreements, and certain foreign government income tax withholding requirements.
Government grants receivable, net
The Inflation Reduction Act of 2022 (“IRA”) was signed into law in August 2022. Among other things, the IRA offers a tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. We expect to qualify for a credit of approximately 7 cents per watt for each PV module we produce and sell to a third party. We recognize such credit as a reduction to cost of sales in the period the PV modules are sold to customers, and such credit is also reflected on our condensed consolidated balance sheets within government grants receivable, net.

Leases
Our operating leases primarily consist of our solar module facility in Wilmer, Texas and our G2_Austin solar cell manufacturing facility in Rockdale, Texas that we plan to develop. We also have short-term leases for which we elected to apply the short-term lease exemption to leases with a term of twelve months or less, and accordingly, have not recognized a right-of-use asset or lease liability. We have no other leases that are presented as continuing operations.
Deferred Revenue
During the nine months ended September 30, 2025, we recognized revenue related to deliveries of PV solar modules of $40.2 million that was included in deferred revenue at the beginning of the period.
Future Adoption of New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This standard only modifies disclosure requirements; as such, we do not expect the adoption of this standard to result in a material impact on our condensed consolidated statements of operations and comprehensive loss, balance sheet or cash flows. We are currently evaluating the effect of the adoption of this standard on our disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the ASU can be applied prospectively or retrospectively. We are currently evaluating the effect of the adoption of this standard on our income tax disclosures related to our annual report for fiscal year 2025.
In July 2025, Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, was issued to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard introduces a practical expedient for entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2025 with early adoption permitted. The Company is currently evaluating the impact of electing the practical expedient and the impact it may have on its consolidated financial statements and disclosures. We do not expect to incur material credit losses when assessing the collectability of receivable balances, and therefore, we do not expect the adoption of this standard to result in a material impact on our condensed consolidated statements of operations and comprehensive loss, balance sheet or cash flows.
2. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$112,321	$253,409
Spare parts	680	—
Finished goods - PV solar modules	138,957	21,140
Total	$251,958	$274,549
3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$193,659	$—
Machinery and equipment	114,579	—
Office equipment	8,048	2,634
Construction in progress	6,939	284,136
Property and equipment	323,225	286,770
Less: Accumulated depreciation	(33,464)	(1,583)
Property and equipment, net	$289,761	$285,187

Depreciation expense was $13.5 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $31.9 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.
4. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2024	$74,527
Measurement period adjustments	(13,604)
Balance as of September 30, 2025	$60,923
On December 23, 2024, we completed the acquisition to acquire all the shares of capital stock of Trina Solar (U.S.) Holding Inc., a Delaware corporation and related subsidiaries (collectively “Trina Solar US Holding”). The acquisition was accounted for as a business combination (“Trina Business Combination”) which requires assets and liabilities to be measured at their acquisition date fair values. We have not yet completed our purchase price allocation for the Trina Business Combination. We may continue to make adjustments to those measurements up to one year from the acquisition date, as we identify new information that existed as of the acquisition date to consider. Completion of the purchase price allocation for the Trina Business Combination will necessitate the use of this measurement period to adequately analyze and assess the information used in establishing the fair values of the assets and liabilities as of the acquisition date, including inventory, advances to suppliers, property and equipment, intangible assets, right-of-use assets under operating leases, accounts payable, accrued liabilities, operating lease liabilities, the aggregate values of long-term debt and other assets and liabilities acquired.
Measurement period adjustments for the Trina Business Combination reflect a decrease to goodwill of $13.6 million resulting from adjustments to advances to suppliers of $11.1 million and accrued liabilities and other of $2.5 million.
Intangible Assets, net
In connection with the Trina Business Combination, we recognized intangible assets related to acquired favorable customer contracts. An estimated useful life of 5 years was determined based on contractual terms of the offtake agreements. Intangible asset amortization for acquired favorable customer contracts is recognized in the condensed consolidated statements of operations and comprehensive loss as a reduction to net sales.
During the quarter ended September 30, 2025, a potential dispute arose regarding one of the Company’s acquired customer contracts that reduced our expected sales volumes during the quarter as compared to contracted amounts. As a result, we evaluated such acquired customer contract for potential impairment and concluded that the carrying value was not recoverable as of September 30, 2025. Therefore, we reduced the carrying value of such asset to its estimated fair value and recognized an asset impairment loss of $53.2 million in the three and nine months ended September 30, 2025.
Intangible assets, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Customer contracts	$283,000	$283,000
Less: Accumulated amortization	(37,868)	(1,119)
Less: Intangible asset impairment	(53,208)	—
Intangible assets, net	$191,924	$281,881
Future annual amortization expense is estimated to be as follows (in thousands):

Remainder of 2025	$11,443
2026	45,400
2027	45,400
2028	45,400
2029	44,281
Thereafter	—
Total	$191,924

5. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued purchases	$12,317	$65,146
Accrued payroll and payroll related expenses	3,753	12,378
Operating lease liabilities	13,028	9,314
Other current liabilities	2,047	4,508
Total	$31,145	$91,346
6. DEBT
Our debt arrangements consisted of the following (in thousands):

Loan Agreement	September 30, 2025	December 31, 2024
Trina Solar AG Note	$150,000	$150,000
Trina Solar (U.S.), Inc. Production Reserve Fee	220,000	220,000
Senior Secured Credit Facility	205,206	235,000
Convertible note - related party	47,092	80,000
Total debt principal	622,298	685,000
Less: unamortized discount	(74,972)	(82,723)
Total debt	547,326	602,277
Less: current portion	120,096	94,367
Noncurrent portion	$427,230	$507,910
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
Trina Solar (U.S.), Inc. Production Reserve Fee
In connection with the Trina Business Combination, we assumed a debt obligation with Trina Solar (U.S.), Inc., a related party. The principal on the debt is payable in annual installments of $44.0 million commencing on the first anniversary of the closing of the Trina Business Combination and matures on December 23, 2029. Provided that the Company makes all scheduled installment payments, the debt will bear no interest. However, if the Company fails to make an installment payment, both parties shall negotiate a revised payment schedule in good faith, and any unpaid installment balance will accrue interest at a rate of 6.0% per annum.
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
Borrowings under the Credit Agreement are secured by substantially all of our project-related assets. Interest on amounts drawn accrues at our option of either (i) a base rate (as defined in the Credit Agreement) plus a margin of 3.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.5%. Following the substantial completion of the Wilmer facility and satisfaction of other conditions precedent, the Credit Agreement was converted from a construction loan to a term loan in Q2 2025 resulting in the start of principal repayments. We may prepay outstanding amounts in whole or in part at any time, subject to certain customary conditions. The Credit Agreement requires us to comply with specified financial and non-financial covenants including a debt service ratio. We were in compliance with the financial and non-financial covenants in the Credit Agreement through the date of this Report.
On November 14, 2025 we entered into a Letter Agreement and Amendment No. 7 to our Credit Agreement pursuant to which we received a waiver for, among other things, any non-compliance under the Credit Agreement as a result of the potential dispute with one of the Company’s acquired customer contracts that occurred during the quarter ended September 30, 2025, and consent for entry into an offtake contract with a different counterparty.

Convertible note - related party
In connection with the Trina Business Combination, we issued an $80.0 million convertible note on December 23, 2024 due in five years to Trina Solar (Schweiz) AG, a related party. Under the terms of the note, conversion into our common stock was expected to take place in two stages: (i) into 12.5 million shares of common stock, subject to certain adjustments, within five business days of obtaining approval from the Committee on Foreign Investment in the United States (“CFIUS”) on the Trina Business Combination and (ii) into 17.9 million shares of common stock, subject to certain adjustments, within five business days of securing required stockholder approval. The convertible note had an initial interest rate of 7% per annum and escalates by an additional 3% starting six months after the closing of the Trina Business Combination and every 60 days thereafter if conversion does not occur within specified deadlines.
On September 5, 2025, the first stage of the convertible note was converted into 12.5 million shares of common stock. A special meeting of stockholders is scheduled to be held on December 3, 2025 to obtain shareholder approval for the conversion of the remaining balance of the convertible note into 17.9 million shares of common stock.
Interest Rates
As of September 30, 2025, our debt borrowing rates were as follows:

Loan Agreement	Interest Rate	Effective Interest Rate
Trina Solar AG Note	1.0%	6.0%
Trina Solar (U.S.), Inc. Production Reserve	—%	4.9%
Senior Secured Credit Facility	SOFR plus 2.5%	7.5%
Convertible note - related party	13.0%	13.0%
Schedule of Principal Maturities of Debt
The aggregate maturities of long-term debt as of September 30, 2025 were as follows (in thousands):

Remainder of 2025	$64,574
2026	120,357
2027	125,578
2028	124,950
2029	186,839
Thereafter	—
Total	$622,298
7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and if such loss or a range of losses is estimable, often involves significant judgment, including estimates and assumptions about future events. To the knowledge of our management, as of September 30, 2025 there is no material litigation, claims, or actions currently pending against us, any of our officers, or directors in their capacity as such, or against any of our property.
On June 5, 2025 and July 31, 2025 we received notices from U.S. Customs and Border Protection ( “CBP”) relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination (the “Notices”). CBP has not quantified the duties it alleges are owed, and therefore, it is not reasonably possible to estimate the ultimate amount of penalties that may be imposed. We continue to assess the Notices, but expect to contest them vigorously.
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

8. WARRANTS
Public and Private Warrants
As of September 30, 2025 and December 31, 2024, we had 24.6 million warrants outstanding (the “Warrants”), consisting of 14.7 million public warrants (the “Public Warrants”) and 9.9 million private warrants (the “Private Warrants”). Each Warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
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
EDGE Warrants
As of December 31, 2024, we had 0.7 million warrants held by EDGE Global LLC ("EDGE Global") or its co-owners that were outstanding and exercisable. Each of these warrants entitled the holder thereof to purchase one share of our common stock at the exercise price of $1.22, subject to adjustments. During the nine months ended September 30, 2025, all remaining 0.7 million warrants were settled through the issuance of 0.2 million shares of common stock resulting from a cashless exercise.
9. REDEEMABLE PREFERRED STOCK, ANTI-DILUTION RIGHTS, AND SHARE PURCHASE AGREEMENT
Redeemable Preferred Stock
As of September 30, 2025, 5.0 million shares of non-voting Convertible Series A Preferred Stock (“Series A Preferred Stock”) were issued and outstanding. Each share of Series A Preferred Stock had a stated value of $10.00, for an aggregate value of $50.0 million.
The Series A Preferred Stock was issued to certain funds and accounts managed by Encompass Capital Advisors LLC (“Encompass”), a related party, and had a term of 3 years from December 23, 2024. If not converted by the holder into the Company’s common stock, we were required to redeem the Series A Preferred Stock at maturity at par value plus any accrued and unpaid dividends. The Series A Preferred Stock ranked senior to the Common Stock but junior to all debt obligations of the Company and had a liquidation preference equal to $10.00 per share of Series A Preferred Stock plus accrued but unpaid dividends. The Series A Preferred Stock carried 6% cash dividends, accruing on the funding of the first tranche and payable in arrears (i) on the dividend date 18 months after the first tranche funding and (ii) every six months after such dividend payment date. For the nine months ended September 30, 2025, we recognized $2.3 million of accumulated and unpaid dividends.
At our sole discretion upon proceeding to a final investment decision on a solar cell manufacturing facility, we initially had the right to issue an additional second tranche of 5.0 million shares of Series A Preferred Stock to the holders in exchange for $50.0 million (“Tranche Right”).
The Series A Preferred Stock had a conversion price of $2.50 per share of Common Stock, however if we elected not to utilize the Tranche Right on the date that the Company proceeded with its final investment decision with respect to a solar cell manufacturing facility, the conversion price would be reduced to $1.79 per share of Common Stock. The conversion rights were held by the holder of the Series A Preferred Stock.
On August 14, 2025, we signed an amendment to the Preferred Stock Purchase Agreement between T1 and Encompass, pursuant to which Encompass agreed, among other things, to provide the $50.0 million of financing to purchase 5.0 million shares of non-voting Series A Preferred Stock of the Company for purposes other than construction of the G2 facility with issuance of such Series A Preferred Stock to occur 10 days after the Company provides notice of its decision to exercise the second tranche. The conversion price for the first tranche was $1.70 per share of common stock, while the conversion price for the second tranche would have been $1.90 per share if the 10-day average trading price of our common stock before the conversion date is $2.50 or higher, and $1.70 per share if the 10-day average trading price is below $2.50.
The amendment to the Preferred Stock Purchase Agreement was treated as an extinguishment of the original instrument. In the third quarter of 2025 the Company derecognized the carrying value of the Series A Preferred Stock of $50.6 million in equity and recognized a new Series A Preferred Stock instrument of $58.4 million with the difference of $7.8 million recorded as a deemed dividend through a reduction to additional paid-in capital. The fair value of the new Series A Preferred Stock was estimated using a bond plus call approach, considering the amended conversion price of $1.70 per share, the Company's volatility as well as the Company's credit risks associated with the bond component. Dividends will continue to be accrued on the Series A Preferred Stock in accordance with the Preferred Stock Purchase Agreement. Additionally, the Tranche Right was revalued immediately before and immediately after amendment with the difference in fair value of $1.7 million recorded as a deemed dividend through a reduction to additional paid-in capital. The fair value of the Tranche Right was estimated using a Monte Carlo simulation within a risk-neutral framework, considering the draw right, the penalty if not drawn, and the terms if drawn.
On October 31, 2025, the Company entered into an Amended and Restated Stock Purchase Agreement (the “Encompass Stock Purchase Agreement”) with Encompass. Pursuant to the terms and subject to the conditions of the Encompass Stock Purchase Agreement, in partial consideration for the redemption and cancellation of all then-issued and outstanding shares of the Series A Preferred Stock, Encompass purchased (i) 21.5 million shares of Common Stock and (ii) 1.6 million shares of the Company’s Series B Convertible Non-Voting Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”). The Encompass Stock Purchase Agreement amends and restates the Preferred Stock Purchase Agreement by and between the Company and the purchasers thereto, dated as of November 6, 2024, as amended on March 21, 2025, April 29, 2025 and August 13, 2025.
In addition, under the Encompass Stock Purchase Agreement, Encompass purchased 5.0 million shares of the Company’s Series B-1 Convertible Non-Voting Preferred Stock, par value $0.01 per share (the “Series B-1 Preferred Stock”), at a price of $10.00 per share of Series B-1 Preferred Stock, for aggregate gross proceeds to the Company of $50.0 million. The Encompass Stock Purchase Agreement contains customary representations and warranties and agreements of the Company and Encompass and customary indemnification rights and obligations of the parties. The closing of the transactions occurred on October 31, 2025.
Anti-dilution Rights
In connection with the Trina Business Combination, we provided Trina Solar (Schweiz) AG the right (“Anti-dilution Right”), but not the obligation, to acquire a number of shares of our common stock so that Trina Solar (Schweiz) AG’s proportionate ownership of our common stock after the conversion of the Preferred Stock will be the same as before the conversion at a price equal to $1.70 per share of our common stock or otherwise equal to the price for the conversion of Preferred Stock. We determined that the Anti-dilution Right was a freestanding financial instrument and classified it as an other long term liability on our condensed consolidated balance sheets, initially recorded at fair value. The Anti-dilution Right is subsequently revalued until anti-dilution shares are issued or when the Anti-dilution Right expires on December 23, 2027, with changes in fair value for each reporting period recognized in derivative liabilities fair value adjustment.
In addition, under the Trina Business Combination, we provided Trina Solar (Schweiz) AG the right (the “Capital Raising Anti-Dilution Right”), but not the obligation, to acquire a number of shares of our common stock so that Trina Solar (Schweiz) AG’s proportionate ownership of voting securities will be the same as before new voting securities are issued following a Capital Raising Transaction (as defined in the agreement). The Capital Raising Anti-Dilution Right is exercisable no later than fifteen business days following written notice from the Company, after which the Company has certain rights to sell the voting securities not elected to be purchased by Trina Solar (Schweiz) AG.
In connection with the issuance of the Common Stock on October 31, 2025 to Encompass pursuant to the Encompass Stock Purchase Agreement, the Company provided notice of the Anti-dilution Right to Trina Solar (Schweiz) AG as provided for under the Transaction Agreement. Further, in connection with the issuance of Common Stock on October 24, 2025 to the Purchasers pursuant to the Securities Purchase Agreement, the Company provided notice of the Capital Raising Anti-Dilution Right as provided for under the Cooperation Agreement. If Trina Solar (Schweiz) AG exercises its anti-dilution rights under both transactions, its shareholding will be approximately 17% of the Company's shares outstanding, based on the number of shares outstanding as of November 7, 2025.
Share Purchase Agreement Termination and Issuance of Penny Warrants
On November 6, 2024, the Company and an investor who is a significant shareholder of Trina Solar, entered into a share purchase agreement (“Share Purchase Agreement”) pursuant to which the investor subscribed to purchase a total of $14.8 million of common stock for $1.05 per share. On September 10, 2025, the Company and the investor entered into a termination letter agreement (“Termination Letter”) pursuant to which the Share Purchase Agreement was terminated in exchange for $5.0 million and the issuance of 7.0 million penny warrants (the “Penny Warrants”). The consideration payment of $5.0 million is due no later than 90 days following the date of the Termination Letter and is recorded as accounts payable and accrued liabilities to related parties on our condensed consolidated balance sheet. Each Penny Warrant entitles the investor to one share of our common stock at a purchase price of $0.01 per share (the “Warrant Price”). The warrants fully vest and become exercisable on March 10, 2026, in whole or in part, and expire on September 10, 2030.

The Penny Warrants may be exercised in cash or in a cashless exercise that requires the investor to surrender a number of Penny Warrants that have a fair market value equal to the aggregate of the Warrant Price. We determined that the Penny Warrants are equity classified as they are indexed to our common stock and qualify for classification within stockholders’ equity. As such, the Penny Warrants are presented as part of additional paid-in capital on the condensed consolidated balance sheets. The Penny Warrants were valued as an equity forward based on the Company’s closing stock price immediately prior to the date of the Termination Letter.
Upon termination of the Share Purchase Agreement the Company recognized a loss of $5.8 million on settlement of derivatives for the three and nine months ended September 30, 2025, on the condensed consolidated statements of operations and comprehensive loss. The loss was primarily due to the excess of the consideration payment above the recorded fair value of the Share Purchase Agreement. The Share Purchase Agreement derivative liabilities fair value adjustment recorded on the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2025 was a loss of $11.9 million, and for the nine months ended September 30, 2025, a gain of $2.2 million.
10. FAIR VALUE MEASUREMENT
Financial liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Anti-dilution Right	$—	$—	$25,278	$25,278	$—	$—	$18,454	$18,454
Private Warrants	—	—	438	438	—	—	3,306	3,306
Share Purchase Agreement	—	—	—	—	—	—	14,905	14,905
We measure our Anti-dilution Right, Private Warrants, and Share Purchase Agreement at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation uses assumptions and estimates that we believe a market participant would use when making the same valuation. Changes in the fair value of the Anti-dilution Right and Share Purchase Agreement are recognized in derivative liabilities fair value adjustment in the condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the Private Warrants were recognized under warrant liability fair value adjustment in the condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate their respective fair values due to the short-term maturities of these instruments.
The carrying amount of the Company’s debt instruments approximates fair value, as the current borrowing base rates for the Senior Secured Credit Facility does not materially differ from market rates of similar borrowings and the related party debt instruments were recorded at fair value on the closing date of the Trina Business Combination.

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
The fair value of the Anti-dilution Right was determined using this approach, an exercise price of $1.70 and a share price of $2.18 as of September 30, 2025 and an exercise price of $2.50 and a share price of $2.58 as of December 31, 2024. A decrease in the risk-free interest rate, and an increase in each of the expected term or expected volatility, in isolation, would increase the fair value measurement, while an increase in the risk-free interest rate, and a decrease in each of the expected term or expected volatility would decrease the fair value measurement of the Anti-dilution Right.
Share Purchase Agreement
On September 10, 2025, the Company and the investor, entered into a Termination Letter pursuant to which the Share Purchase Agreement is terminated and in consideration for the termination of the Share Purchase Agreement, the Company agreed to pay the investor $5.0 million and issue 7.0 million Penny Warrants, see Note 8 – Warrants and Note 9 – Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement above for further details. The Share Purchase Agreement was valued using the Black-Scholes-Merton option pricing model. Our use of the Black-Scholes-Merton option pricing model for the Share Purchase Agreement, required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Share Purchase Agreement.
•The expected term was determined based on the expected transaction date of the Share Purchase Agreement.
•The expected volatility assumption was based on the implied volatility from the Company’s stock price.
The fair value of the Share Purchase Agreement was determined using this approach, an exercise price of $1.05, and a share price of $1.94 as of market close on September 9, 2025 and a share price of $2.58 as of December 31, 2024. The Share Purchase Agreement was terminated on September 10, 2025.
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
The fair value of the Private Warrants was determined using this approach, an exercise price of $11.50, and a share price of $2.18 as of September 30, 2025 and $2.58 as of December 31, 2024. A decrease in the risk-free interest rate, and an increase in each of the expected term or expected volatility, in isolation, would increase the fair value measurement, while an increase in the risk-free interest rate, and a decrease in each of the expected term or expected volatility would decrease the fair value measurement of the Private Warrants.

Rollforward of Level 3 Fair Value Instruments
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

	Nine months ended September 30, 2025
	Anti-dilution Right	Private Warrants	Share Purchase Agreement
Balance (beginning of period)	$18,454	$3,306	$14,905
Fair value measurement adjustments	6,824	(2,868)	(2,233)
Settlements	—	—	(12,672)
Balance (end of period)	$25,278	$438	$—
11. STOCKHOLDERS' EQUITY
Common Stock
As of September 30, 2025, 355.0 million shares of common stock were authorized with a par value of $0.01 per share and 168.6 million shares of common stock were issued and outstanding. Holders of common stock are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. As of September 30, 2025, we have not declared any dividends.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (amended and restated as of April 22, 2024), (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees, and they do not typically forfeit for directors. Generally, our RSUs are equity-classified awards, as they are share settled. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price. As of September 30, 2025, a total of 34.9 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
During the nine months ended September 30, 2025, 0.4 million options were granted, 3.8 million options were forfeited, 0.7 million options were exercised, 6.8 million RSUs were granted, 0.2 million RSUs were forfeited, and 1.3 million RSUs vested.
12. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on our best estimate of our effective income tax rate expected to be applicable for the full fiscal year. Our effective income tax rate was 11% and 0% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the tax rate is due to additional valuation allowance recorded as a result of changes to the realizability of the Company's deferred tax assets. As a result of book impairments and increasing net operating losses, the Company is in a net deferred tax asset position, and therefore is recording a full valuation allowance as of September 30, 2025. For the nine months ended September 30, 2025 and 2024, the Company’s effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the expected effect of the valuation allowance. As of September 30, 2025 and December 31, 2024, we did not have any uncertain tax positions.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses, including the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, amendments to energy credits, and expanded Section 162(m) aggregation requirements. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has incorporated the provisions that were effective during the third quarter of 2025 and determined that the impacts did not have a material impact on its consolidated financial statements. The Company continues to assess any future impacts on its consolidated financial statements and will recognize the income tax effects beginning in the period in which they are effective.
13. RELATED PARTY TRANSACTIONS
Trina Group
We have related party balances and transactions with Trina Solar (Schweiz) AG and its affiliates (the “Trina Group”) as a result of the Trina Business Combination and through the normal course of business.
Module sales of $120.1 million and $239.9 million to the Trina Group are presented as net sales - related party for the three and nine months ended September 30, 2025, respectively. Net sales - related party for the three and nine months ended September 30, 2025 are reduced for amortization of $11.4 million and $34.0 million, respectively, for the intangible asset related to a favorable acquired customer contract that was recorded as part of purchase accounting for the Trina Business Combination. Deferred revenue from offtake agreements with the Trina Group were $53.8 million and $40.2 million as of September 30, 2025, and December 31, 2024, respectively. The Company has agreements with the Trina Group to supply certain materials and components used in our solar module production, provide operational support and sales agency and aftermarket services. For the three and nine months ended September 30, 2025, we incurred $31.8 million and $59.7 million, respectively, in costs which were presented as selling, general and administrative expenses.
Accounts receivable, accrued liabilities and accounts payable with Trina Group consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable due from related parties	$67,033	$—
Accrued liabilities due to related parties	131,349	52,534
Accounts payable due to related parties	146,133	—
As consideration for the Trina Business Combination, we issued a note payable, a convertible note, and a derivative anti-dilution right to the Trina Group. In addition, the Company assumed an existing debt obligation to the Trina Group. Refer to Note 6 – Debt and Note 9 – Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement for additional details on these instruments.
14. NET LOSS PER SHARE
The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(127,593)	$(14,179)	$(163,576)	$(35,831)
Net loss from discontinued operations, net of tax	(2,966)	(13,377)	(15,131)	(47,576)
Net loss	(130,559)	(27,556)	(178,707)	(83,407)
Net loss attributable to non-controlling interests	—	81	—	402
Preferred stock dividends and accretion	(819)	—	(2,601)	—
Preferred stock deemed dividend	(7,777)	—	(7,777)	$—
Tranche right deemed dividend	(1,667)	—	(1,667)	$—
Net loss attributable to common stockholders	$(140,822)	$(27,475)	$(190,752)	$(83,005)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	160,977	140,490	157,622	140,102
Net loss per share attributable to common stockholders:
Net loss per share from continuing operations - basic and diluted	$(0.85)	$(0.10)	$(1.11)	$(0.25)
Net loss per share from discontinued operations, net of tax - basic and diluted	(0.02)	(0.10)	(0.10)	(0.34)
Net loss per share - basic and diluted	$(0.87)	$(0.20)	$(1.21)	$(0.59)

The outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share, as the impact would be antidilutive, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Redeemable preferred stock (on as converted basis)	30,778	—	30,778	—
Public Warrants	14,675	14,675	14,675	14,675
Private Warrants	9,950	9,950	9,950	9,950
EDGE Warrants	—	687	—	687
Options	8,054	17,918	8,054	17,918
RSUs	6,836	1,267	6,836	1,267
Total	70,293	44,497	70,293	44,497

15. DISCONTINUED OPERATIONS
In 2024, we determined that the assets for our European businesses and our Coweta County, Georgia, business met the criteria for classification as held for sale. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on the Company’s operations and financial results. As of September 30, 2025, the remaining assets continue to meet the criteria for classification as held for sale. Therefore, the historical results of these businesses are classified as discontinued operations for all periods presented herein.
On February 15, 2025, we completed the sale of our land in Coweta County, Georgia, for $50.0 million. Concurrently with the sale, we repaid a government grant of $20.0 million. As of September 30, 2025, $7.0 million of repayable government grants for the project are classified within current liabilities of discontinued operations on our condensed consolidated balance sheet.
Details of net loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Costs and expenses
General and administrative	$367	$1,118	$8,771	$15,301
Research and development	—	8,616	—	30,854
Restructuring charge	—	4,507	1,092	4,644
Share of net loss of equity method investee	1	150	426	484
Total costs and expenses	368	14,391	10,289	51,283
Loss from discontinued operations	(368)	(14,391)	(10,289)	(51,283)
Gain on disposal of property and equipment	—	—	5,675	—
Change in held for sale valuation allowance	(2,585)	—	(3,793)	—
Other income (loss), net	(13)	1,014	(5,206)	3,707
Loss from discontinued operations before income taxes	(2,966)	(13,377)	(13,613)	(47,576)
Income tax expense	—	—	(1,518)	—
Net loss from discontinued operations, net of tax	$(2,966)	$(13,377)	$(15,131)	$(47,576)
Allocated general corporate overhead costs do not meet the criteria to be presented within net income (loss) from discontinued operations, net of tax, and were excluded from all figures presented in the table above.

Details of the assets and liabilities of discontinued operations classified as held for sale in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2025	December 31, 2024
Other current assets	$768	$8,926
Property and equipment, net	46,787	52,765
Intangible assets, net	161	1,625
Investments	—	515
Right-of-use asset under operating leases	3,858	1,078
Current assets of discontinued operations	$51,574	$64,909

Accounts payable	$3,507	$2,566
Accrued liabilities and other	14,021	5,764
Operating lease liability	15,713	15,136
Deferred revenue	174	—
Other current liabilities	7,000	27,543
Current liabilities of discontinued operations	$40,415	$51,009
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. Cash flow and non-cash information for the discontinued operations are as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Depreciation	$—	$6,915
Amortization	—	113
Capital expenditures	2,674	34,683
Proceeds from the return of property and equipment deposits	1,202	22,735
Write-down of held for sale assets	(3,793)	—
Accrued purchases of property and equipment and intangible assets	—	6,133
16. SEGMENTS
Our chief operating decision maker (“CODM”), the Chief Executive Officer and Chairman of the Board, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of sales and general and administrative) at the consolidated level to manage the Company’s operations. The CODM uses these metrics to evaluate future acquisitions of complementary businesses and divestitures of non-core assets.
Our single operating segment derives its revenues from the manufacturing and subsequent sale of PV solar modules in the United States for our U.S. customers.
The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as Total Assets. We do not have intra-entity transactions. Segment results are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total net sales	$210,522	$—	$396,741	$—
Less:
Cost of sales	189,374	—	325,051	—
Selling, general and administrative	62,663	17,397	166,027	46,085
Interest expense (income)	9,395	(1,074)	27,293	(3,627)
Other segment items (1)	88,766	(2,144)	62,521	(6,638)
Income tax (benefit) expense	(12,083)	—	(20,575)	11
Net loss from continuing operations	$(127,593)	$(14,179)	$(163,576)	$(35,831)
(1)    Other segment items includes warrant liability fair value adjustment, impairment of intangible assets, derivative liabilities fair value adjustment, foreign currency transaction (loss) gain and other (expense) income, net, from our condensed consolidated statements of operations and comprehensive loss.
Within our single segment for the three and nine months ended September 30, 2025 total expenditures for additions to long-lived assets were $6.4 million and $36.5 million, respectively. There were no capital expenditures for continuing operations for three and nine months ended September 30, 2024.
17. SUBSEQUENT EVENTS
On October 10, 2025, the Company entered into a Simple Agreement for Future Equity (the “SAFE”) with Talon PV, LLC. Pursuant to the SAFE, the Company is investing $5.0 million (the “Purchase Amount”) in exchange for the right to certain shares of Talon’s Capital Stock.
On October 23, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain purchasers (the “Purchasers”) for the sale of an aggregate of $72.0 million of shares of common stock of the Company, par value $0.01 per share, the closing of which occurred on October 24, 2025. Pursuant to the terms and subject to the conditions of the Securities Purchase Agreement, the Purchasers purchased an aggregate of 22.2 million shares of Common Stock at the subscription price of $3.25 per share of Common Stock. The Company intends to use the net proceeds from such sale of common stock for (i) working capital, (ii) strategic investments and partnership development and (iii) advancement of energy technology and infrastructure projects.

On October 31, 2025, the Company entered into the Encompass Stock Purchase Agreement. Pursuant to the terms and subject to the conditions of the Encompass Stock Purchase Agreement, in partial consideration for the redemption and cancellation of all then-issued and outstanding shares of the Series A Preferred Stock, Encompass purchased (i) 21.5 million shares of Common Stock and (ii) 1.6 million shares of the Company’s Series B Preferred Stock. The Encompass Stock Purchase Agreement amends and restates the Preferred Stock Purchase Agreement by and between the Company and the purchasers thereto, dated as of November 6, 2024, as amended on March 21, 2025, April 29, 2025 and August 13, 2025.

In addition, under the Encompass Stock Purchase Agreement, Encompass purchased 5.0 million shares of the Company’s Series B-1 Preferred Stock, at a price of $10.00 per share of Series B-1 Preferred Stock, for aggregate gross proceeds to the Company of $50.0 million. The Encompass Stock Purchase Agreement contains customary representations and warranties and agreements of the Company and Encompass and customary indemnification rights and obligations of the parties. The closing of the transactions occurred on October 31, 2025.

The Company intends to use the net proceeds from the issuance of the Series B-1 Preferred Stock for (i) working capital, (ii) strategic investments and partnership development, (iii) advancement of energy technology and infrastructure projects, and (iv) general corporate purposes.

On November 14, 2025 we entered into a Letter Agreement and Amendment No. 7 to our Credit Agreement pursuant to which we received a waiver for, among other things, any non-compliance under the Credit Agreement as a result of the potential dispute with one of the Company’s acquired customer contracts that occurred during the quarter ended September 30, 2025, and consent for entry into an offtake contract with a different counterparty.

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
Recent Developments
For the three months ended September 30, 2025, we recognized total net sales of $210.5 million in the period. Additionally, we ended the third quarter with cash, cash equivalents, and restricted cash of $86.7 million.
On October 10, 2025, the Company entered into a Simple Agreement for Future Equity (the “SAFE”) with Talon PV, LLC. Pursuant to the SAFE, the Company is investing $5.0 million (the “Purchase Amount”) in exchange for the right to certain shares of Talon’s Capital Stock.
On October 23, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain purchasers (the “Purchasers”) for the sale of an aggregate of $72.0 million of shares of common stock of the Company, par value $0.01 per share, the closing of which occurred on October 24, 2025. Pursuant to the terms and subject to the conditions of the Securities Purchase Agreement, the Purchasers purchased an aggregate of 22.2 million shares of Common Stock at the subscription price of $3.25 per share of Common Stock. The Company intends to use the net proceeds from such sale of common stock for (i) working capital, (ii) strategic investments and partnership development and (iii) advancement of energy technology and infrastructure projects.
On October 31, 2025, the Company entered into an Amended and Restated Stock Purchase Agreement with Encompass (the “Encompass Stock Purchase Agreement”). Pursuant to the terms and subject to the conditions of the Encompass Stock Purchase Agreement, in partial consideration for the redemption and cancellation of all then-issued and outstanding shares of the Company’s non-voting Convertible Series A Preferred Stock, Encompass purchased (i) 21.5 million shares of Common Stock and (ii) 1.6 million shares of the Company’s Series B Convertible Non-Voting Preferred Stock, par value $0.01 per share (the “Series B Preferred Sock”). The Encompass Stock Purchase Agreement amends and restates the Preferred Stock Purchase Agreement by and between the Company and the purchasers thereto, dated as of November 6, 2024, as amended on March 21, 2025, April 29, 2025 and August 13, 2025.
In addition, under the Encompass Stock Purchase Agreement, Encompass purchased 5.0 million shares of the Company’s Series B-1 Convertible Non-Voting Preferred Stock, par value $0.01 per share (the “Series B-1 Preferred Stock”), at a price of $10.00 per share of Series B-1 Preferred Stock, for aggregate gross proceeds to the Company of $50.0 million. The Encompass Stock Purchase Agreement contains customary representations and warranties and agreements of the Company and Encompass and customary indemnification rights and obligations of the parties. The closing of the transactions occurred on October 31, 2025.
The Company intends to use the net proceeds from the issuance of the Series B-1 Preferred Stock for (i) working capital, (ii) strategic investments and partnership development, (iii) advancement of energy technology and infrastructure projects, and (iv) general corporate purposes.
Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, the United States has recently announced changes to its global trade policy, including significant tariffs on imports from China, Vietnam, Mexico, Canada, and other countries. These actions, and retaliatory tariffs imposed by other countries on U.S. goods and exports, have led to significant volatility and uncertainty in global markets. Additionally, the passage of Public Law 119-21 (commonly known as the One Big Beautiful Bill Act) on July 4, 2025 (the “OBBBA”) created further instability in the market by curtailing the availability of certain tax credits for suppliers and customers. Specifically, the new law eliminates the availability of tax credits for taxpayers that source a particular percentage of their products and components from, or have certain commercial arrangements with, foreign entities of concern (“FEOC”). The Company recognizes compliance with FEOC-related provisions of the OBBBA as a significant regulatory and business priority, and we are focused and actively working to ensure compliance with them by December 31, 2025 to allow us and our customers to retain the availability of tax credits in the future.
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
During the third quarter of September 30, 2025, a potential dispute arose regarding one of the Company’s acquired customer contracts that reduced our expected sales volumes during the quarter as compared to contracted amounts. As a result, we evaluated such acquired customer contract for potential impairment and concluded that the carrying value was not recoverable as of September 30, 2025. Therefore, we reduced the carrying value of such asset to its estimated fair value and recognized an asset impairment loss of $53.2 million in the three and nine months ended September 30, 2025.
We are operating in an uncertain macroeconomic environment with significant volatility that may impact consumer demand. To the extent the macroeconomic environment worsens, it may have a material effect on our results of operations and financial condition.
Refer to Part I, Item 1A “Risk Factors” in our 2024 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for further discussion related to the above potential impacts on our business.
Results of Operations
The following table sets forth certain information related to our net sales and expenses from our condensed consolidated results of operations for the periods indicated (in thousands except percentages):

	Three months ended September 30,		Change ($)	Change (%)	Nine months ended September 30,		Change ($)	Change (%)
	2025	2024			2025	2024
Net sales	$90,385	$—	$90,385	NM	$156,850	$—	$156,850	NM
Net sales - related party	120,137	—	120,137	NM	239,891	—	239,891	NM
Total net sales	210,522	—	210,522	NM	396,741	—	396,741	NM
Cost of sales	189,374	—	189,374	NM	325,051	—	325,051	NM
Gross profit	21,148	—	21,148	NM	71,690	—	71,690	NM
Selling, general and administrative	62,663	17,397	45,266	260%	166,027	$46,085	119,942	260%
Impairment of intangible assets	53,208	—	53,208	NM	53,208	—	53,208	NM
Total operating expenses	115,871	17,397	98,474	566%	219,235	46,085	173,150	376%
Total other (expense) income	(44,953)	3,218	(48,171)	NM	(36,606)	10,265	(46,871)	NM
Loss from continuing operations before income taxes	$(139,676)	$(14,179)	$(125,497)	NM	$(184,151)	$(35,820)	$(148,331)	414%
Net loss from discontinued operations, net of tax	$(2,966)	$(13,377)	$10,411	(78)%	$(15,131)	$(47,576)	$32,445	(68)%

NM - Not meaningful
Net sales
Net sales consists of sales of PV solar modules net of intangible asset amortization for customer contracts. We recognize sales for PV solar modules at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.
Total net sales increased by $210.5 million for the three months ended September 30, 2025 and increased $396.7 million for the nine months ended September 30, 2025 compared to the same periods in 2024. We began selling PV solar modules after the Trina Business Combination was completed on December 23, 2024.
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
Cost of sales increased by $189.4 million for the three months ended September 30, 2025 and increased $325.1 million for the nine months ended September 30, 2025 compared to the same periods in 2024. We began selling PV solar modules after the Trina Business Combination was completed on December 23, 2024.

Selling, general and administrative
Selling, general and administrative expenses primarily consists of personnel and personnel-related expenses for our sales, marketing and administrative personnel, commissions, royalty fees, costs for administrative offices, insurance, and outside professional services including legal, accounting, and other advisory services.
Selling, general and administrative expenses increased by $45.3 million, or 260%, in the three months ended September 30, 2025 and by $119.9 million, or 260%, in the nine months ended September 30, 2025 compared to the same periods in 2024. This increase is primarily due to an increase in commissions, royalty fees, personnel costs and legal and professional fees following the Trina Business Combination. Commissions, royalty fees, and other selling costs of $31.8 million and $59.7 million were incurred under arrangements with Trina Group for the three and nine months ended September 30, 2025, respectively.
Impairment of intangible assets
Impairment of intangible assets increased by $53.2 million in the three and nine months ended September 30, 2025 compared to the same periods in 2024. This increase is primarily due to the write-off of a component of our acquired customer contracts from the Trina Business Combination as a result of ongoing negotiations related to a potential dispute regarding a long-term offtake agreement.
Total other (expense) income
Total other (expense) income primarily consists of the fair value adjustments on our warrant liability, derivative liabilities, loss on settlement of warrant liability, and interest income and expense, net.
Total other (expense) income decreased by $48.2 million for the three months ended September 30, 2025 and by $46.9 million for the nine months ended September 30, 2025 compared to the same periods in 2024. For the three months ended September 30, 2025, the change is primarily due to increases in derivative liabilities fair value adjustment, loss on derivative settlement and interest expense. For the nine months ended September 30, 2025 the change is primarily due to increases in derivative liabilities fair value adjustment, loss on derivative settlement and interest expense.
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
Net loss from discontinued operations, net of tax decreased by $10.4 million, or 78%, for the three months ended September 30, 2025 and by $32.4 million, or 68%, for the nine months ended September 30, 2025, compared to the same periods in 2024. The decreases primarily relate to the reduced research and development activity for our European businesses, government grant income, and a gain from the sale of land in Coweta County partially offset by estimated penalties associated with the expected disposal of our European businesses.
Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
As of September 30, 2025, we had approximately $86.7 million of cash, cash equivalents, and restricted cash. Our principal sources of liquidity are cash and cash equivalents, cash flows from operating activities and contracts with customers for the future sale of PV modules.
On October 23, 2025, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of an aggregate of $72.0 million of shares of common stock of the Company, par value $0.01 per share, the closing of which occurred on October 24, 2025. Pursuant to the terms and subject to the conditions of the Securities Purchase Agreement, the Purchasers purchased an aggregate of 22.2 million shares of Common Stock at the subscription price of $3.25 per share of Common Stock. The Company intends to use the net proceeds from such sale of common stock for (i) working capital, (ii) strategic investments and partnership development and (iii) advancement of energy technology and infrastructure projects.
On October 31, 2025, the Company entered into the Encompass Stock Purchase Agreement. Pursuant to the terms and subject to the conditions of the Encompass Stock Purchase Agreement, in partial consideration for the redemption and cancellation of all then-issued and outstanding shares of the Series A Preferred Stock, Encompass purchased (i) 21.5 million shares of Common Stock and (ii) 1.6 million shares of the Company’s Series B Preferred Stock. The Encompass Stock Purchase Agreement amends and restates the Preferred Stock Purchase Agreement by and between the Company and the purchasers thereto, dated as of November 6, 2024, as amended on March 21, 2025, April 29, 2025 and August 13, 2025.
In addition, under the Encompass Stock Purchase Agreement, Encompass purchased 5.0 million shares of the Company’s Series B-1 Preferred Stock, at a price of $10.00 per share of Series B-1 Preferred Stock, for aggregate gross proceeds to the Company of $50.0 million. The Encompass Stock Purchase Agreement contains customary representations and warranties and agreements of the Company and Encompass and customary indemnification rights and obligations of the parties. The closing of the transactions occurred on October 31, 2025.

The Company intends to use the net proceeds from the issuance of the Series B-1 Preferred Stock for (i) working capital, (ii) strategic investments and partnership development, (iii) advancement of energy technology and infrastructure projects, and (iv) general corporate purposes.

The proceeds from the $50.0 million issuance of Series B-1 Preferred Stock to Encompass, in combination with the $72.0 million of expected gross proceeds from the Securities Purchase Agreement provide the Company with meaningful capital required to fund the projected $400 – $425 million of capital expenditures expected for the first 2.1 GW phase of G2_Austin. The Company’s G2_Austin project development team has completed contractor and vendor selection and is progressing with detailed engineering of the customized production line equipment for the G2_Austin first phase. The Company expects the proceeds from the Series B-1 Preferred Stock issuance and Securities Purchase Agreement position it to begin construction in the fourth quarter of 2025.

We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the next 12 months from the issuance of these financial statements.

Our net sales and profits remain subject to variability based on, among other things, the availability and size of government subsidies and economic incentives. We expect the benefits made available to us by the Inflation Reduction Act of 2022 (the “IRA”) to favorably impact our liquidity and capital resources in future periods. For example, we expect to qualify for the advanced manufacturing production credit under Section 45X of the Internal Revenue Code (“IRC”), which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its remaining period. To date we have not received cash proceeds from the sale or direct pay from 45X tax credits. In August 2025, we agreed to defer any payments due under the sales agency and aftermarket services agreement dated December 23, 2024 until the earlier of August 15, 2026 and 30 days after we begin to monetize our accrued 45X tax credits.

Our future liquidity requirements depend on many forward-looking factors, including the timing and extent of the following: cash flows from operations, capital expenditures for construction of future facilities and purchase of related equipment, spending on other growth initiatives, including through joint ventures, and general economic conditions. In addition to those activities, our short-term liquidity will be utilized to fund the current portion of non-cancellable commitments, including leases and debt obligations. Our revenue recognized to date is concentrated between two customers and the loss of a contract with such customers could have a material adverse effect on the Company including its liquidity. Refer to Note 1 – Summary of Significant Accounting Policies of these condensed consolidated financial statements for additional information. We monitor our working capital to ensure we have adequate liquidity, if we fail to collect trade receivables in a timely manner, offer extended payment terms to customers, or face other challenges in managing our working capital, we may be required to obtain temporary sources of funding or access capital markets.

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
As of September 30, 2025, the Company plans to develop its G2_Austin solar cell manufacturing facility in Rockdale, Texas in two stages, the first of which is 2.1 GW, for a projected first stage capital expenditure of $400 - $425 million. With the proceeds from recent equity capital markets transactions, the Company plans to start initial construction and to potentially order longer lead time items for its G2_Austin facility in the fourth quarter of 2025. The estimated costs of construction remain subject to technology and product specification decisions, ongoing business, financing, and operational changes, and changes to the overall macroeconomic environment. We will continue to provide updates to reflect material developments, including approvals or commitments for spending that differ materially from our previous estimates.
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

Cash Flow Summary
The following table summarizes our cash flows (in thousands):

	Nine months ended September 30,		Change (%)
	2025	2024
Cash flows from operating activities	$52,475	$(72,575)	(172%)
Cash flows from investing activities	(9,615)	(11,948)	(20%)
Cash flows from financing activities	(33,554)	(4,130)	NM

NM - Not meaningful
Operating Activities
Net cash (used in) provided by operating activities was $52.5 million for the nine months ended September 30, 2025 compared to $(72.6) million for the same period in 2024. The change in cash (used in) provided by operating activities was primarily driven by a reduction in cash used for working capital associated with our solar business and a decrease in net loss, adjusted for non-cash items partially offset by a repayment of $20.0 million for a government grant with Coweta County, Georgia.
Investing Activities
Net cash used in investing activities decreased by 20% or the nine months ended September 30, 2025 compared to the same period in 2024. The decrease in cash used in investing activities was primarily driven by proceeds from the sale of property and equipment of $50.0 million for the nine months ended September 30, 2025, relating to our land in Coweta County, Georgia offset by a decrease in the proceeds from the return of property and equipment deposits and an increase in purchases of property and equipment.
Financing Activities
Net cash used in financing activities increased by $29.4 million for the nine months ended September 30, 2025 compared to the same period in 2024. The increase in cash used in financing activities was primarily due to the payment of debt and debt fees.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are consistent with those described in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2025.
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

Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were not effective.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis.
Management previously identified a material weakness in internal control over financial reporting related to its controls over applying technical accounting guidance to nonrecurring events and transactions, including the design and maintenance of effective controls to evaluate the appropriate presentation of the amortization of intangible assets related to certain customer contracts within our statements of operations and comprehensive income (loss).
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
Changes in Internal Control Over Financial Reporting
On December 23, 2024, we completed the Trina Business Combination. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended September 30, 2025, except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. To the knowledge of our management, there are no material litigation, claims, or actions currently pending against us, any of our officers, or directors in their capacity as such, or against any of our property. On June 5, 2025 and July 31, 2025 we received notices from U.S. Customs and Border Protection (“CBP”) relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination (the “Notices”). CBP has not quantified the duties it alleges are owed. We continue to assess the Notices, but expect to contest them vigorously.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in (i) Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 (as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025) and (ii) Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q (x) for the quarterly period ended March 31, 2025 filed with the SEC on May 15, 2025 (the “First quarter 2025 Form 10-Q”), as amended and supplemented by Amendment No. 1 on Form 10-Q/A filed with the SEC on August 18, 2025 (“Amendment No. 1 on Form 10-Q/A) and (y) for the quarterly period ended June 30, 2025 filed with the SEC on August 19, 2025 (the “Second quarter 2025 Form 10-Q”), which could materially affect our business, financial condition, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows. Except for the risk factors disclosed in Part II, Item 1A. of the First quarter 2025 Form 10-Q (as amended and supplemented by Amendment No. 1 on Form 10-Q/A) and Second quarter 2025 Form 10-Q, which are hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K.
We previously identified a material weakness in internal control over financial reporting and determined that it resulted in our internal control over financial reporting and disclosure controls and procedures not being effective. As of September 30, 2025, we have not remediated this material weakness. If we are not able to remediate this material weakness, or we identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
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
Management previously identified a material weakness in the Company’s internal control over financial reporting related to its controls over applying technical accounting guidance to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event. Management determined that such material weakness resulted in the Company’s internal control over financial reporting and disclosure controls and procedures not being effective. As of September 30, 2025, we have not remediated this material weakness.
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
•any limitations on the value or availability to manufacturers or potential investors of tax incentives that benefit solar energy production, sales, or projects, such as the Section 45X advanced manufacturing production credit, ITC, and PTC, as seen in the accelerated termination of certain clean energy tax credits under the OBBBA– particularly where taxpayers source a particular percentage of their products and components from, or have certain commercial arrangements with FEOCS – could result in reducing such manufacturers’ or investors’ economic returns and could cause a reduction in the availability of financing, thereby reducing demand for PV solar modules; and
•any effort to overturn federal and state laws, regulations, or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of electricity generation that compete with solar energy projects could negatively impact our ability to compete with traditional forms of electricity generation and materially and adversely affect our business.
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
In some instances, the application of trade laws is currently beneficial to us, and changes in their application could have an adverse impact. The overall impact of trade laws on our business depends on multiple factors, including their duration, scope and potential expansion thereof, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. Recent developments include the following:
•United States — Reciprocal Tariffs. As of October 28, 2025, the United States imposes a 10% baseline reciprocal tariff on imports from most countries, excluding Canada, Mexico, and countries listed under “Column 2” of the Harmonized Tariff Schedule of the United States, such as Russia and North Korea. In addition, country-specific reciprocal tariffs of up to 41% took effect on August 7, 2025, covering imports from more than 60 trading partners. Imports from China are subject to a separate arrangement: Chinese goods are presently subject to a combined 30% tariff (composed of the 10% baseline tariff and the 20% fentanyl-related tariff), with this arrangement extended through November 10, 2025. These increases in country-specific tariff rates could increase the costs to produce our solar modules, which would reduce our profitability. There is substantial uncertainty about the duration of existing policies surrounding tariffs on Chinese imports and, potential changes to existing tariff countermeasures taken by China against the United States, particularly in light of trade negotiations between the two countries. There is also uncertainty as to whether additional tariffs may be imposed, modified, or suspended, and the impacts of such actions on our business. In this context, the U.S. Supreme Court is considering two consolidated challenges to tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), which could result in a partial or complete invalidation of certain tariffs. While the situation remains fluid, we are continuing to evaluate these developments.
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
•United States — Section 301 Tariffs on Certain Chinese Imports. The United States currently imposes product-specific tariffs ranging on many articles imported from China, including tariffs of 50% on crystalline silicon solar cells and tariffs of 25% on modules pursuant to Section 301 of the Trade Act of 1974. Currently, crystalline silicon solar cells are subject to 50% tariffs, and modules are subject to 25% tariffs. There are certain product exclusions for these tariffs and the Office of the U.S. Trade Representative (“USTR”) is accepting product exclusion requests, however, these exclusions will expire on November 29, 2025 following multiple extensions. If the exclusions are not further extended, the Company may incur increased costs for certain equipment imports needed for the G2 solar cell manufacturing facility in Austin, Texas.
•United States — IEEPA Tariffs in Response to the Fentanyl and Immigration Crises. In February 2025, the U.S. administration announced 25% tariffs on imports from Canada and Mexico, with the exception of products originating under the United States-Mexico-Canada Agreement (“USMCA”), and 10% tariffs on all imports from China. These tariffs are related to the national security threat posed by trade in fentanyl and other illegal narcotics, as well as illegal immigration. The 10% tariffs on China were subsequently doubled to 20% in March 2025. These tariffs apply in addition to any tariffs imposed under Section 301, ordinary customs duties, antidumping duties or countervailing duties (“AD/CVDs”), and reciprocal tariffs imposed on Chinese imports. Our operating results could be adversely impacted if these tariffs were to be terminated or reduced. As noted above, the Company is closely monitoring the status of the pending litigation over IEEPA tariffs.
•United States — Port Fees on Certain Chinese Vessel Operators and Chinese Vessel Owners. On October 14, 2025, USTR used its Section 301 authority to implement new port fees on Chinese vessel operators and/or Chinese vessel owners as well as on non-Chinese operators of Chinese-origin vessels. The level of fees is on a sliding scale per net ton or, in the case of non-Chinese operators, the higher of a net ton fee or container-based fee. In response, on October 14, 2025, China implemented its own port charges on vessels with a U.S. nexus calling at Chinese ports. Such fees may impact our logistics services and consequently impact our profitability and results of operations.
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

•United States — Potential Tariffs on Processed Critical Minerals and Derivative Products. On April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of certain critical minerals, as well as their derivative products, under Section 232 of the Trade Expansion Act of 1962 (“Section 232”). The scope of the investigation includes tellurium and other critical minerals used in solar module manufacturing. In addition, the definition of derivative products covered by the investigation is potentially broad. If this investigation results in the imposition of tariffs or import restrictions on critical minerals and/or derivative products, it could negatively impact demand and/or price levels for our solar modules and limit our growth, lead to a reduction in our net sales, or increase our costs, thereby adversely impacting our operating results. This situation is potentially exacerbated by China’s October 10, 2025, imposition of restrictions on exports of certain critical minerals from China, which could further constrain global supply and raise price levels.

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
•United States — AD/CVDs on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes AD/CVDs on certain imported crystalline silicon PV cells and modules from China, Taiwan, Vietnam, Thailand, Cambodia, and Malaysia. Such AD/CVDs can change over time pursuant to annual administrative reviews conducted by the USDOC, and a decline in duty rates or USDOC’s failure to fully enforce U.S. AD/CVD laws could have an adverse impact on our operating results. While the Company views AD/CVD duties on solar products as ultimately consistent with our interests, the Company currently imports solar cells, and may need to continue doing so until we begin production of solar cells at our planned G2 manufacturing facility in Austin, Texas. During this time, if T1 needed to purchase imported cells from these jurisdictions, AD/CVD duties imposed on these shipments could impose significant cost pressure on our operations or make it infeasible to import cells from these jurisdictions.
•United States — Pending AD/CVD Investigations on Solar Cells and Modules. In July 2025, the American Alliance for Solar Manufacturing Trade Committee filed AD/CVD petitions with the USDOC and the USITC to impose duties on solar cells and modules from Indonesia, India and Laos. The investigations may result in the imposition of final AD/CVD duties. The USDOC is expected to issue its preliminary countervailing duty determinations in December 2025 and preliminary antidumping duty determinations in February 2026. Affirmative determinations in these investigations may increase our operating costs, to the extent we are unable to secure supply of solar cells domestically, until we begin production of solar cells at our planned U.S. manufacturing facilities.

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
For example, on June 5, 2025 and July 31, 2025, we received notices from CBP relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination. CBP has not quantified the duties it alleges are owed. We continue to assess the notices, but expect to contest them vigorously. For more information, see Item I. Legal Proceedings.
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
Any changes to the statutes or regulatory guidance regarding Section 45X of the IRC arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law by the IRS, the U.S. Treasury Department, or the courts, (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, or (iv) changes to U.S. government priorities, policies, or initiatives as a result of the change in presidency in 2025, could materially adversely impact our tax expense, financial condition, results of operations, and cash flows. For example, the OBBBA eliminates the availability of certain tax credits for taxpayers that are considered to be a prohibited foreign entity (as defined under the OBBBA). A taxpayer will be considered a prohibited foreign entity if (i) a specified foreign entity has the direct authority to appoint a covered officer of the taxpayer (including but not limited to members of the board of directors and executive-level officers), (ii) a single specified foreign entity owns at least 25% of the taxpayer, (iii) one or more specified foreign entities own in the aggregate at least 40% of the taxpayer, (iv) at least 15% of debt of the taxpayer has been issued, in the aggregate, to one or more specified foreign entities, or (v) the taxpayer made a payment to a specified foreign entity pursuant to a contract, agreement (including commercial agreements and IP licenses) or other arrangement which entitles such specified foreign entity (or an entity related to such specified foreign entity) to exercise effective control (as defined under the OBBBA). A taxpayer, such as us or our customers, also will be prohibited from claiming certain credits if it receives material assistance from a prohibited foreign entity (as defined under the OBBBA). While we are taking active measures to achieve compliance with such rules in the OBBBA, (including, but not limited to, the proposed amendment to our certificate of incorporation to introduce limits on foreign ownership of our capital) and OBBBA compliance remains a significant priority for us, we may not be able to fully meet such requirements within the required timeframe thereunder. There is continuing uncertainty on certain aspects of the IRA and related guidance and the OBBBA and forthcoming related guidance. Such uncertainty related to the IRA or changes imposed by the OBBBA, or our inability to comply with the requirements of the OBBBA, may cause customers to delay contracting decisions or may cause customers to delay or cancel existing contracts as they navigate such uncertainty, or impact our ability to obtain external financing on acceptable terms, which could have a material negative effect on our business and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.
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
4.1
Certificate of Designations of Series B Convertible Non-Voting Preferred Stock of T1 Energy Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 31, 2025).

4.2
Certificate of Designations of Series B-1 Convertible Non-Voting Preferred Stock of T1 Energy Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 31, 2025).

10.1	Amendment No. 6 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2025).
10.2*
Amendment No. 7 to Credit Agreement, dated as of November 14, 2025, by and among the Borrower, the lenders from time to time party thereto, and HSBC Bank USA, N.A., as administrative and collateral agent.

10.3
Amendment No. 2 to Consultancy Agreement between T1 Energy Inc. and Peter Matrai, dated August 1, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.4
Amendment No. 1 to the Sales Agency and Aftermarket Support Agreement, dated as of August 13, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2025).

10.5++
Amendment No. 3 to the Preferred Stock Purchase Agreement, dated as of August 13, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2025).

10.6++	Amendment to the Offer Letter, dated August 31, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 4, 2025).
10.7**, ++
Termination Letter, dated September 10, 2025, by and between T1 Energy Inc. and Stellar Hann Investment Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 11, 2025).

10.8
Warrant Agreement, dated September 10, 2025, by and between T1 Energy Inc. and Stellar Hann Investment Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 11, 2025).

10.9	Form of Securities Purchase Agreement, dated October 23, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 23, 2025).
10.10	Placement Agency Agreement, dated October 23, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 23, 2025).
10.11**, ++
Amended and Restated Stock Purchase Agreement, by and between T1 Energy Inc. and the purchasers thereto, dated as of October 31, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 31, 2025).**/++

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
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (v) Notes to Condensed Consolidated Financial Statements.

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
**
Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

‘++
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

T1 Energy Inc.

Date: November 14, 2025	/s/ Joseph Evan Calio
	Name:	Joseph Evan Calio
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2025	/s/ Denise Cruz
	Name:	Denise Cruz
	Title:	Chief Accounting Officer
(Principal Accounting Officer)