Form 10-K
period 2025-12-31
T1 Energy Inc.
filed 2026-03-31
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of June 30, 2025, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing price of $1.23 reported on the New York Stock Exchange, was approximately $141 million. For the purposes of this calculation, shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 24, 2026, there were 279,036,747 outstanding shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

T1 Energy Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the information and documents incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical or current facts contained or incorporated by reference in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results and timing of operations, expected performance and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding liquidity, growth and profitability strategies and factors and trends affecting our business and the Securities are forward-looking statements. Forward-looking statements can be identified in some cases by the use of words such as “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” or the negative of these words, other similar expressions or discussions of strategy, plans or intentions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
The forward-looking statements contained or incorporated by reference in this Annual Report on Form 10-K are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these risks, uncertainties and other important factors include, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including risks related to: (1) our ability to (i) construct and equip manufacturing facilities in a timely and cost-effective manner; (ii) target and retain customers and suppliers; (iii) attract and retain key employees and qualified personnel; (iv) protect our intellectual property; (v) comply with legal and environmental regulations; (vi) compete in international markets in light of export and import controls; (vii) incur substantially more debt; and (viii) remediate the material weakness in our internal control over financial reporting or otherwise maintain effective internal control over financial reporting; (2) the concentration of our operations in Texas and our dependence on a limited number of suppliers; (3) changes adversely affecting the flow of components and materials from international vendors, the costs of raw materials, components, equipment, and machinery; (4) general economic and geopolitical conditions, changes in applicable laws or regulations, including environmental, export control and tax laws and incentives and renewable energy targets, as well as international trade policies, including tariffs, on our products and our competitive position; (5) the outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims, commercial or contractual disputes, warranty claims, and other proceedings; and (6) the capital-intensive nature of our business and our ability to raise additional capital on attractive terms or service our debt.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K, or the documents incorporated by reference herein, and while we believe such information provides a reasonable basis for these statements, and our management is responsible for the accuracy of such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K, and the documents incorporated by reference herein, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not assume any obligation to update any forward-looking statement, whether as a result of any new information, future events or otherwise.
ii

PART I
ITEM 1. BUSINESS
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
Overview
T1 Energy Inc. is an energy solutions provider building an integrated U.S. solar supply chain for solar modules to invigorate the United States with scalable, reliable, and low-cost energy. We currently manufacture and sell photovoltaic (“PV”) solar modules in Texas and are constructing our PV solar cell fab in Texas. We are an advanced manufacturer, and our strategy is to manufacture high-domestic content, high-efficiency, technologically advanced solar energy products.
Demand for U.S.-manufactured solar is growing as developers seek to meet surging power demand tied to digital infrastructure development while satisfying domestic content requirements. We believe that the combination of solar and energy storage is the only scalable energy solution capable of meeting projected demand over the next several years. Other sources of power generation, such as new natural gas combined-cycle plants and nuclear power plants, often face multiyear delays before large-scale deployment. We believe solar’s potential is enormous and largely untapped: one hour of Texas sunshine contains more energy than the world uses in one day. In the past, technology governed the growth of energy. Today, energy governs the growth of technology.
We are one of the leading solar manufacturing companies in the United States, primarily selling into the utility-scale market, the largest solar market segment in the U.S. We produce PV solar modules that employ highly energy efficient Passivated Emitter and Rear Contact (“PERC”) and Tunnel Oxide Passivated Contact (“TOPCon”) technologies. Our PV solar module manufacturing facility operating in Wilmer, TX (“G1_Dallas”) has a total annual nameplate production capacity of five gigawatts (“5 GW”). We believe our facility is one of the most technologically advanced PV solar module plants globally and has achieved annualized run rates above nameplate capacity. To further expand our U.S. manufacturing footprint, we began construction in December 2025 of the first 2.1-gigawatt phase of our solar cell manufacturing fab in Milam County, Texas (“G2_Austin”). This facility is anticipated to begin production by the end of 2026 of high-efficiency TOPCon solar cells that will be used in the solar modules manufactured at G1_Dallas.
T1 is focused on establishing an end-to-end American polysilicon solar supply chain, and we are executing that vision by partnering with great American companies, including Corning, Hemlock Semiconductor, Nextpower, Treaty Oak and others. This journey began on November 6, 2024, when we announced that we had entered into an agreement (the “Transaction Agreement”), to acquire all the shares of capital stock of Trina Solar (U.S.) Holding Inc., a Delaware corporation and related subsidiaries (collectively “Trina Solar US Holding”). The transaction closed on December 23, 2024 (the “Trina Business Combination”). As part of the Transaction Agreement, we acquired G1_Dallas from Trina Solar US Holding and entered into a series of commercial support and technology licensing agreements with Trina Solar. Following the acquisition of G1_Dallas from Trina Solar, a global solar company based in China, T1 Energy dedicated significant resources in 2025 with the goal of achieving full compliance with new restrictions on energy tax credits under the One Big Beautiful Bill Act (“OBBBA”). On December 29, 2025, we entered into a series of transactions with Trina Solar and other parties that, among other things, are intended to allow T1 to comply with the restrictions on energy tax credits imposed under Sections 7701(a)(51), 7701(a)(52), 45X(d)(4), 45Y(b)(1)(E) and 48E(b)(6) of the Internal Revenue Code of 1986, as amended (the “IRC”), following the enactment of the OBBBA on July 4, 2025 (the “FEOC Restructuring”). For further discussions regarding the risks associated with the FEOC Restructuring, see Item 1A. “Risk Factors – Risks Relating to 45X Tax Credits, PFE Status and Other Tax Matters – We expect certain financial benefits as a result of tax incentives provided by the IRA. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.”
Our Business and Strategy
Our vision is to establish T1 as a U.S.-based leader in the U.S. solar and energy storage markets by executing our plan to build an integrated domestic manufacturing presence based on advanced technologies. With G1_Dallas now commissioned and capable of operating at nameplate capacity, the next phase of the plan will be completing the first 2.1-gigawatt phase of G2_Austin. T1 began construction of G2_Austin in late 2025 and expects solar cell production at the solar cell manufacturing fab to begin in late 2026. Creating a U.S. owned and operated company that can manufacture PV solar modules with a high domestic content percentage is expected to solve a bottleneck for developers, qualify our customers for the domestic content adder for Section 48E Investment Tax Credits (“ITCs”) available under the OBBBA, and potentially create more than 3,000 direct jobs, satisfy local content requirements for U.S. solar projects, and competitively differentiate T1. The following are the key elements of our strategic plan:
•Maintain 5 GW solar module production at G1_Dallas;
•Execute long-term solar module off-take contracts with key U.S. customers for PV solar modules with our planned U.S. solar cells;

•Advance construction of G2_Austin with the aim of having the first production line operational in the fourth quarter of 2026;
•Explore and establish deeper solar value chain integration and battery technology partnerships; and
•Explore and execute inorganic, accretive, growth opportunities to increase scale, vertical integration and profitability to satisfy growing customer demand for domestic content from an American manufacturer.
We expect that the following competitive strengths will emerge as we execute our strategic plan:
•Position T1 as one of the only U.S. solar manufacturers domestically producing cells and PV solar modules with advanced PERC and TOPCon technologies through our licensing agreements;
•Enhanced competitive position from integrated U.S. solar cell and module production with a high domestic content percentage that is designed to be compliant with federal legislation passed as part of the OBBBA in 2025; and
•Robust financial performance tied to our U.S. commercial enterprise and commitment to shareholder value creation.
Our strategy is grounded in the view that the U.S. needs more sources of reliable, affordable, and clean energy in all forms to satisfy domestic demand growth. We intend to invest in our planned American manufacturing projects, building new capacity, creating new jobs, and delivering U.S.-made solar equipment that is critical to domestic energy infrastructure development.
Operations: Investing in U.S. Manufacturing
G1_Dallas
G1_Dallas is our first operating solar module manufacturing facility and is located in Wilmer, Texas. The facility has a total annual nameplate production capacity of 5 GW and features seven assembly lines that produce three different types of PV solar modules for utility, commercial and industrial (“C&I”) and residential scale applications. These modules include the NEG19RC.20 and DEG21C.20 modules, which will be used for utility-scale projects, and the NE09RH.05 module for C&I and residential-scale uses. The facility’s total annual nameplate capacity of 5 GW consists of approximately 4.5 GW of utility-scale capacity and approximately 0.5 GW of annual C&I and residential-scale module capacity.
We believe that G1_Dallas is one of the most highly automated facilities of its kind in the world. All production lines can be configured to manufacture utility-scale, C&I and residential products using leading-edge PERC or TOPCon technologies, providing operational and commercial flexibility. A team from Trina seconded in 2025 shared with T1 their deep experience working with our equipment suppliers, which resulted in efficient installation, commissioning, and production processes under strict quality control guidelines. The facility successfully started up during 2025 and achieved full production in the fourth quarter of 2025.
G2_Austin
On March 17, 2025, we announced the selection of a 100-acre site in Milam County, Texas for our planned 5.3 GW solar cell manufacturing fab. We began construction of the first 2.1-gigawatt phase of G2_Austin in late 2025 with an estimated capital expenditure of $400 - $425 million and expect solar cell production in the fourth quarter of 2026. The second phase of G2_Austin is expected to be 3.2GW and could be expanded if demand for cells increases. Each phase is a standalone development with limited shared infrastructure. We believe we are positioned to flex capacity to develop up to three phases potentially totaling as many as 8 GW on our existing leasehold.
The U.S. solar cell production facility is core to our U.S. commercial strategy. Once we have completed the cell facility, we intend to utilize our U.S. manufactured cells to produce PV solar modules at G1_Dallas, thereby increasing the domestic content percentage of our products. Enhancing our domestic content is expected to:
•Provide our customers with opportunities to capture additional financial incentives under U.S. federal tax law; and
•Enhance the commercial value of our integrated U.S. commercial enterprise.
Advanced PV Solar Modules
The NEG19RC.20 module uses 132 monocrystalline silicon half-cut TOPCon cells in a bifacial dual-glass construction. The frame depth is 30mm, which differs from the industry standard thickness of 35mm. Although our market intelligence indicates that the thin frame is emerging in terms of design and technology, we believe the field performance of this module will meet or exceed TOPCon modules and PERC modules currently in the market.
The DEG21C.20 module utilizes 132 monocrystalline silicon half-cut cells in a bifacial dual-glass construction. The design, technology, warranty periods and performance specifications of this module are similar to other commercially available modules. However, we believe the DEG21C.20 will have better field performance than those modules.
The NE09RH.05 module uses 144 monocrystalline silicon third-cut cells in a monofacial glass/backsheet construction. This module also has similar design, technology, warranty periods and performance specifications to that of other commercially available modules present in the market. However, we believe the field performance will exceed other TOPCon modules in the market.
Markets and Customers
Solar power has emerged as one of the fastest growing segments of the U.S. energy sector in recent years as the total cost to deploy utility, C&I and residential systems has declined. U.S. electricity demand grew at a robust pace in 2025 and is expected to accelerate in the near to medium term, driving demand for all forms of power, including solar energy. We are exclusively focusing our commercial strategy on the U.S. solar market, which we believe exhibits strong industry fundamentals, including the rapid deployment of hyperscale data centers supporting artificial intelligence and crypto-currencies, supportive public policy that helps mitigate the impacts of global solar equipment market volatility on the U.S., and robust customer demand for high domestic content solar equipment.
The favorable underlying growth drivers of U.S. solar demand are expected to persist over the next several years, with more than 45 GWdc forecast through 2030 across the U.S. utility-scale, C&I, and residential sectors. We are supplying the U.S. solar market with PV solar modules, and we plan to expand into domestic solar cell production with the development of G2_Austin. We believe we are well positioned to address growing demand for U.S. solar power by establishing an integrated solar plus storage business based on advanced manufacturing technologies. As of 2025, solar accounted for nearly 60% of all new electricity generating capacity added to the U.S. grid and solar and storage projects, combined, accounted for 85% of new capacity in this timeframe. We are focused on our goal of addressing this commercial opportunity and establishing a competitive advantage by becoming the first U.S. company to produce and offer turnkey U.S. produced solar and battery solutions to U.S. utility and project development customers with domestically manufactured technologies.
We sell our PV solar modules to utility-scale developers, C&I, and residential end users. The flexibility of our U.S. solar module facility, G1_Dallas, enables us to change our mix of production across technologies and end user applications to optimize product sales in accordance with market dynamics and customer demand patterns. We intend to apply this customer focused approach to develop strategic partnerships with key customers as we pursue vertical integration beyond the G1_Dallas platform in the United States.
OBBBA Energy Tax Credit Restriction Compliance
The OBBBA introduced new restrictions designed to prevent Foreign-Influenced Entities (“FIEs”) and/or Specified Foreign Entities (“SFEs”) (collectively, Prohibited Foreign Entities (“PFEs”)) from accessing tax credits available under the IRA. The restrictions place limitations on equity and debt ownership, material assistance, and intellectual property arrangements with SFEs.
On December 30, 2025, we announced a series of transactions intended to allow us to continue our eligibility for 45X Tax Credits in 2026 and beyond. In this update, we detailed our actions designed to facilitate compliance with the following requirements:
•Equity: Trina Solar’s equity holdings have never exceeded the 25% limit under the OBBBA. In addition, to further bolster our compliance position, we have amended our certificate of incorporation to provide certain limits on SFE equity ownership.
•Debt: We raised significant capital in late 2025 and have used certain of that capital, together with shares of common stock, to make a substantial debt repayment to Trina Solar. As a result, the percentage of our debt held by Trina Solar is below the relevant threshold set by the OBBBA.
•Appointment of Covered Officers: We and Trina Solar entered into an agreement that removes Trina Solar’s previous right to appoint a covered officer.
•Effective Control: After careful analysis and diligence, we concluded that we do not have any agreements that would render us an SFE pursuant to the “effective control” provisions of the OBBBA.
•Intellectual Property: We previously licensed certain patents and other intellectual property from Trina Solar. Trina Solar recently sold that intellectual property to Evervolt (as hereinafter defined) and as a result we now license such intellectual property from Evervolt. After conducting customary diligence on Evervolt, we believe that Evervolt is not an SFE.
•Material Assistance: After conducting supply chain diligence, we have purchased solar cells for use in a portion of our solar modules to be produced in 2026 from a supplier that has provided certifications of its non-PFE (“MA Compliant”) status and are undertaking diligence to ensure the remainder of cells for use in 2026 will be MA Compliant. Our efforts to build a domestic supply chain, including domestic cells to be produced at our G2_Austin facility, domestic polysilicon from Hemlock Semiconductor, domestic wafers from Corning, and domestic steel frames from Nextpower are expected to further bolster our ongoing material assistance compliance efforts.
On February 12, 2026, the United States Department of the Treasury released initial guidance pertaining to the implementation of PFE restrictions under the OBBBA. We believe that we remain in compliance with these restrictions and expect to be eligible for 45X Tax Credits.

Such guidance is consistent with our interpretation of the relevant OBBBA provisions and validates the compliance plan that we developed and implemented.
Research & Development and Technology
On December 23, 2024, we signed an IP license agreement (the “IP License Agreement”) with Trina Solar Co., Ltd., a company incorporated in China (“TCZ”). Pursuant to the IP License Agreement, we received a non-exclusive license under the Licensed IP (as defined in the IP License Agreement) to:
1.manufacture certain PV solar modules and solar cells at G1_Dallas or another approved facility owned by us or certain of our subsidiaries, including our subsidiary T1 G1 Dallas Solar Module LLC (f/k/a T1 G1 Dallas Solar Module (Trina) LLC and Trina Solar US Manufacturing Module 1, LLC (“G1”));
2.distribute and sell such PV solar modules and cells in the United States; and
3.operate our approved solar module and solar cell manufacturing facilities.
On December 29, 2025, TCZ informed the Company that it sold and assigned all of its right, title and interest in the Licensed IP to Evervolt Green Energy Holding Pte Ltd., a company organized under the laws of Singapore (“Evervolt”, and such sale, the “IP Sale”).
On December 29, 2025, the Company, G1, TCZ and Trina Solar (U.S.), Inc., a Delaware corporation (“TUS”), entered into a letter agreement (the “IP Letter Agreement”), pursuant to which, the parties agreed that (i) the amended and restated trademark license agreement, dated December 23, 2024, by and between G1, as licensee and TUS, as licensor (the “Trademark License Agreement”) was terminated effective immediately, with no liability by any party, whether accrued, contingent or otherwise, (ii) the IP License Agreement would be assigned to Evervolt and Evervolt would replace TCZ as the licensor thereunder (the “IP Assignment”), (iii) Evervolt and the Company would enter into an Amended IP License Agreement (as defined below) and (iv) upon the completion of the 2025 Royalty Payment (as defined in the IP Letter Agreement), the Company, G1 and their respective affiliates would not have liability or other obligation to TCZ or its affiliates in connection with the Trademark License Agreement or the Existing IP License Agreements (as defined in the IP Letter Agreement) for fiscal year 2025.
In connection with the IP Assignment, Evervolt and the Company entered into an amendment to the IP License Agreement, dated as of December 29, 2025 (the “First Amendment to the IP License Agreement” and the IP License Agreement, as amended by the First Amendment to the IP License Agreement, the “Amended IP License Agreement”). The Amended IP License Agreement remains substantially on the same terms as the IP License Agreement, except for certain amendments, including, among other things: (i) the exclusion of intellectual property owned by an SFE from the scope of Licensed IP and similar amendments to address compliance with the OBBBA, (ii) updates to definitions and conforming changes to reflect the IP Sale and IP Assignment, (iii) restriction on the ability of Evervolt and its affiliates to sell, convey, assign or otherwise transfer any Licensed IP to an SFE; (iv) amendments to the termination provision to remove certain termination rights and (v) certain amendments to terminate the Exclusivity Arrangement and to the royalty mechanics and administrative provisions.
Commercial Agreements
Module Operational Support Agreement
On December 23, 2024, we signed an agreement with TUS, to support the operations of our solar module manufacturing facility (“Module Operational Support Agreement”).
Under the Module Operational Support Agreement, TUS will provide various services including advisory, technical support, manufacturing quality and risk management, smart manufacturing systems, equipment operation and maintenance, training, warehouse management and logistics. We handle all other aspects of managing and operating the solar module manufacturing facility, including strategic planning, financial management, manufacturing, quality controls, maintenance, human resources, and managing contracts and vendors.
In return for their services, we will pay TUS an annual fee that is 5% of combined adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization) of G1_Dallas or the combined adjusted EBITDA of G1_Dallas and T1 G2 Austin Solar Cell LLC (f/k/a Trina Solar US Manufacturing Cell 1, LLC) (“G2_Austin”), as applicable, for the relevant year. Adjusted EBITDA is calculated after deducting the general and administrative allocation, equivalent to $15 million (the “G&A allocation”), and all costs outlined in the commercial agreements with Trina. Additionally, we will reimburse TUS and its affiliates for any costs and expenses they incur while providing these services.
This agreement will remain in effect until the later of December 23, 2029, or the date when all obligations under the Credit Agreement (as defined below) are fully repaid or discharged.
Sales Agency and Aftermarket Services Agreement
On December 23, 2024, G1_Dallas signed a sales agency and aftermarket services agreement with TUS (the “Sales Agency Agreement”), as amended on December 29, 2025, pursuant to which TUS handles the marketing and sales of solar energy modules made by or for G1_Dallas.

Under this agreement, TCZ provides product warranty for the PV solar modules sold that are branded with the Trina trademark (the “Covered Product”). TCZ also offers support services to customers in the U.S. who buy the Covered Product. This includes managing a call center for customer complaints, handling returns and resolving warranty claims relating to the Covered Products.
For the marketing and sales services, TUS earns commissions based on the following:
1.For the sales of the first 1.5 GWs of Covered Products: $0.02 per watt if the solar cells are sourced from outside the United States and $0.035 per watt if the solar cells are sourced from within the United States.
2.For any additional sales of Covered Products:
a.2% of the sales price;
b.An additional 50% of the sales price exceeding a target price (with a 20% margin); and
c.In addition to the above, a bonus of 5% of the higher of the adjusted EBITDA for G1_Dallas and 60% of the combined adjusted EBITDA of G1_Dallas and G2_Austin.
3.For the warranty and aftermarket support services with respect to Covered Products, TUS will receive 1% of the sales price.
The total amount we owe under this agreement under (A) parts (1) and (2) above of the commission under the marketing and sales services in the sales agency and aftermarket services with respect to Covered Products and (B) certain amounts due under the IP License Agreement between Evervolt Green Energy Pte Ltd, as permitted assignee to TCZ (the previous licensor), and G1_Dallas dated July 16, 2024 as amended on December 23, 2024 and December 29, 2025, will not exceed $200 million per year. This agreement will remain in effect until the later of December 23, 2029, or the date when all obligations under the Credit Agreement are fully repaid or discharged.
In connection with the Sales Agency Agreement, on August 13, 2025, the parties thereto entered into Amendment No. 1 to the Sales Agency Agreement (the “First Amendment”), which provides that any and all service fees that are payable or that become payable by G1_Dallas on or following the date of the First Amendment, shall be deferred, without interest, and no payments shall be due with respect to such service fee, until the earlier of (i) thirty (30) days following the date on which G1_Dallas or its Affiliates receives a cash payment with respect to any Advanced Manufacturing Production Credits, as defined in Section 45X of the IRC enacted pursuant to Section 13502 of Public Law 117-169, 136 Stat. 1818 (August 16, 2022), commonly known as the Inflation Reduction Act of 2022 (“45X Tax Credit”), including as a result of any election under Section 6418 of the Internal Revenue Code with respect to the relevant 45X Tax Credit and (ii) August 15, 2026.
On December 29, 2025, the Company, G1_Dallas, TUS, Trina Solar Energy Development PTE. Ltd., Trina Solar (Viet Nam) Wafer Company Limited and TCZ, entered into a letter agreement (the “Non-IP Commercial Agreements Letter Agreement”), pursuant to which, the parties amended the terms of certain agreements by and among the Company, G1_Dallas, TUS and other affiliates of Trina, including, among others, the Module Operational Support Agreement and the Sales Agency Agreement (collectively, the “Commercial Agreements”).
As a result of the FEOC Restructuring, the Trademark License Agreement with Trina was terminated and Trina no longer provides product warranties for PV solar modules sold by the Company unless branded with the Trina trademark. The Company expects to establish a new warranty framework for T1-branded PV solar modules under which the Company will provide warranty directly, supported by third-party warranty insurance. The Company expects this warranty framework to be in place during the second quarter of 2026. All sales of T1-branded PV solar modules are not expected to be subject to the commission described above under the Sales Agency Agreement to the extent that such commission is applied to the Covered Products.
Suppliers and Raw Materials
We are executing a plan to establish and integrate a U.S. solar equipment supply chain with product offerings. We accomplished several significant milestones in 2025 and our aim is to fully develop a U.S. supply chain and manufacturing operation encompassing every step from raw materials procurement through final product sales to our utility scale, C&I and residential customers. We recognize this effort will likely take considerable additional work. Until this effort is complete, we are sourcing polysilicon, the key raw material in solar equipment production, from the United States, which we believe is a point of competitive differentiation. However, our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. For more information relating to our suppliers, see the risk factor “Several of our key raw materials and components are either single-sourced or sourced from a limited number of suppliers, and their failure to perform could cause manufacturing delays and impair our ability to deliver PV solar modules to customers in the required quality and quantities and at a price that is profitable to us.”
Sustainable Development
We are committed to operating responsibly, sustainably and profitably. As a solar energy equipment manufacturer, our business and strategy are intrinsically linked to environmental stewardship; and our corporate philosophy is to collaborate with our partners, customers and suppliers to serve the communities in which we work.

We are committed to our strategy of integrating best practices with several aspects of our business and strategy, including financial discipline, responsible environmental management, health and safety, human rights, technology implementation, supply chain management, and corporate governance standards.
Our mission, which is to build an integrated U.S. solar and energy storage leader, is intended to accelerate the ongoing global transition to cost competitive and sustainable energy. As we grow our manufacturing footprint in the United States, we plan to continue exploring and pursuing options to help ensure that our supply chain and operations are resilient and responsible.
The pillars of our sustainable development strategy are as follows:
•Product Technology - The high performance of our PV solar modules enable us to deliver a highly energy-efficient and competitive solution to our customers, reducing overall system costs and energy usage. By being on the leading-edge of PV technology, we expect to continue to enhance the sustainability of our operations and finished products, driving greater energy efficiency, lower emissions, and lower costs.
•Strong Corporate Governance - We are committed to instituting best-practice governance policies and procedures to support sustainable value creation. Honesty, integrity, fairness, and respect should be exhibited in all of our business dealings. We promote transparency and accountability in our business practices. To this end, we have implemented policies and procedures including an Insider Trading Policy, Anti-Bribery and Anti-Corruption Policy and a Code of Business Conduct and Ethics. We also have a Whistleblower Program to allow confidential reporting of violations of our policies.
•Human Rights/Health and Safety - We are committed to safeguarding human and labor rights, providing appropriate working conditions and workplace safety training, and protecting the health and safety of our employees. Our Human Rights Policy underscores our commitment to our workforce and extends to our contractors, suppliers, and partners. We work to provide our employees training to work in a safe and secure manner and provide the equipment necessary to conduct the work safely.
Employees and Human Capital
Our people are vital to our success as an organization and to our ability to implement our long-term goals and objectives. Our human capital goals include helping ensure that we have the right talent, in the right place, and at the right time.
We have designed a compensation structure, including an array of benefit plans and programs, that we believe is attractive to prospective employees and supports the retention of existing employees. We also offer share-based compensation under our long-term incentive program to certain employees.
We have an experienced management team with a broad range of skills and relevant international experience. The team combines strategic partnership, solar, and storage expertise, and an execution track record from large-scale industry and renewable energy projects.
As of December 31, 2025, we had 562 employees, substantially all of which were full time and work in the United States. We also utilize advisors, third-party contractors and service providers to support certain functions, including construction, installation, commissioning and other operational activities at our facilities. In addition, as of December 31, 2025, we engaged a total of 116 consultants and advisors, and approximately 618 personnel were engaged at our G1_Dallas facility through third-party staffing agencies.
Competitive Landscape
The U.S. solar market is subject to distinct supply-demand dynamics due to trade policies, including tariffs, duties, and tax credits that are intended to enhance the economic competitiveness of domestic suppliers such as T1. Against this policy backdrop, U.S. solar module and cell manufacturing capacity is expanding, driven by aspirations to capture production tax credits. Announced U.S. solar module capacity expansions could exceed projected installations by year-end 2026 according to some forecasts, while the U.S. solar cell market is still likely to rely upon imports to meet expected demand in 2026 and beyond. We intend to capitalize on this shortfall of domestic U.S. solar cell production with our planned G2_Austin solar cell manufacturing facility. See Item 1A. “Risk Factors – Risks Relating to Legal and Regulatory Compliance – Changes in the U.S. trade environment, including the imposition of trade restrictions, import tariffs, or anti-dumping and countervailing duties, could adversely affect the amount or timing of our revenue, results of operations, or cash flows.”
Our competitors in the U.S. solar manufacturing market include established and emerging solar equipment manufacturers, the largest of which are First Solar (FSLR), Canadian Solar (CSIQ), JinkoSolar (JKS), and Hanwha Qcells. Of these, only First Solar and Hanwha Qcells have established significant solar cell production capacity in the United States. We have begun construction at G2_Austin as the site for our first U.S. solar cell manufacturing facility, which is the next step in our strategic plan to establish a vertically integrated U.S. solar supply chain.
We have a comprehensive strategic plan to build upon the manufacturing platform at G1_Dallas by growing U.S. supply chains, including planned future U.S. solar cell and wafer production. In addition, our commitment to invest in U.S. manufacturing is expected to enhance domestic solar technical know-how and drive job creation for the communities in which we operate.

Government Regulations
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
Additionally, our exports and imports are subject to complex trade and customs laws, tax requirements and tariffs set by governments through mutual agreements or unilateral actions. Countries’ duties, tariffs or other restrictions on our imports could adversely impact our business. Changes in tax policies or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. For more information about certain risks associated with trade and tariff policies, see Item 1A. “Risk Factors – Risks Relating to Operations, Development and Commercialization – The interruption of the flow of components and materials from domestic and international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.”, “Risk Factors – Risks Relating to Legal and Regulatory Compliance – Export and import controls could subject us to liability or impair our ability to compete in international markets.”, “Risk Factors – Risks Relating to Legal and Regulatory Compliance – International trade policies may impact demand for our products and our competitive position.” and “Risk Factors – Risks Relating to Legal and Regulatory Compliance – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, or increased interest rates, could negatively impact demand and/or price levels for our solar modules and cells and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”, “Risk Factors – Risks Relating to Legal and Regulatory Compliance – Changes in the U.S. trade environment, including the imposition of trade restrictions, import tariffs, anti-dumping and countervailing duties could adversely affect the amount or timing of our revenue, results of operations or cash flows.” and “Risk Factors – Risks Relating to Legal and Regulatory Compliance – Export and import controls could subject us to liability or impair our ability to compete in international markets.”.
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
We are committed to complying with all relevant laws and regulations for our business and operations. However, government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with existing regulations will materially impact our business in the future.
Government Incentives
In the United States, support programs exist at both the federal and state levels and can take the form of investment and production tax credits, sales and property tax exemptions and abatements, and/or renewable energy targets. Certain of these incentives, including the advanced manufacturing production credit under Section 45X of the IRC, are available to manufacturers of PV solar modules, such as T1. Other incentives, including the production and investment tax credits under Sections 45, 45Y, 48 and 48E of the IRC, are available to certain end-users of T1’s products. Aspects of these and other incentives are discussed below:
•Advanced Manufacturing Production Credit. In August 2022, the IRA was signed into law, and is intended to accelerate the United States’ ongoing transition to clean energy. The IRA offers various tax credits, including the advanced manufacturing production credit, pursuant to Section 45X of the IRC, for PV solar modules and certain solar module components manufactured in the United States and sold to unrelated persons. Such credit, which may be refundable by the Internal Revenue Service (“IRS”) or transferable to a third party for cash, is available through 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell, and (iii) 7 cents multiplied by the capacity of a PV module. Such credit is expected to increase domestic manufacturing of PV solar modules and solar module components in the near term. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors – Risks Relating to 45X Tax Credits, PFE Status and Other Tax Matters – We expect certain financial benefits as a result of tax incentives provided by the IRA. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.”
•Investment and Production Tax Credits. Certain end-users of T1’s products may be eligible for the federal energy investment tax credit (“ITC”) under Sections 48 or 48E of the IRC, which provides an up-front tax credit for newly constructed clean energy projects that meet certain requirements and have commenced construction by a certain date. Similarly, certain end-users of T1’s products may be eligible for the renewable electricity production tax credit (“PTC”) under Sections 45 and 45Y of the IRC, which provides a tax credit for electricity generated by solar and other qualifying technologies for the first 10 years of a system’s operations. Both the ITC and PTC are available for any solar facility the construction of which begins on or before July 4, 2026, or which is placed in service by December 31, 2027. The IRA includes a tax credit adder, known as the domestic content bonus credit, for the use of “domestic content” for certain renewable energy projects that qualify for PTCs and ITCs.
•Domestic Content Bonus Credit. The IRA includes a 10% tax credit adder, known as the domestic content bonus credit, for the use of “domestic content” for certain renewable energy projects that qualify for PTCs and ITCs. To satisfy the domestic content bonus criteria, taxpayers must construct a project with 100% U.S. content steel and iron (the steel or iron requirement) and incorporate the appropriate “adjusted percentage” of domestically manufactured products (the manufactured products requirement). The adjusted percentage for projects that begin construction in 2026 is 50% , which increases to 55% for projects that begin construction after 2026. The applicable percentage applies to the percentage of the energy project’s direct cost of manufactured products that are manufactured in the United States.
The credits under Sections 45X, 48, 48E, 45 and 45Y of the IRC, as well as the domestic content adder, are generally available under current law. However, various proposed and contemplated environmental and tax policies may create regulatory uncertainty in the renewable energy sector, including the solar energy sector, and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change. For more information about the risks associated with these potential government actions, see Item 1A. “Risk Factors – Risks Relating to Legal and Regulatory Compliance – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, or increased interest rates, could negatively impact demand and/or price levels for our solar modules and cells and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”
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
Available Information
Our investor relations website is located at https://ir.t1energy.com/, and its news site located at https://ir.t1energy.com/news-releases/news-releases, our X (f/k/a Twitter) account is located at https://x.com/T1_Energy, our LinkedIn account is located at https://www.linkedin.com/company/t1energy, and our Instagram account is located at https://www.instagram.com/t1_energy/. We use our investor relations website, our X account and our LinkedIn account as well as Daniel Barcelo’s X account (https://x.com/_danielbarcelo), LinkedIn account (https://www.linkedin.com/in/daniel-barcelo-b262a939/) and Instagram account (https://www.instagram.com/danbarcelo/) to post important information, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Therefore, we encourage investors, the media and others interested in our Company to monitor and review the information made available on our investor relations website and these social media channels.
Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained on our website and social media channels are not incorporated into, and does not form a part of this Annual Report on Form 10-K or any other report or documents we file with or furnish to the SEC.

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
•Interruption of the flow of components and materials from domestic and international vendors;
•The costs of raw materials, components, equipment, and machinery;
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
•Our ability to remediate any material weaknesses in our internal control over financial reporting;
•Our ability to protect and enforce our intellectual property rights;
•The outcome of any legal proceedings relating to our operations, products and services, including intellectual property or product liability claims;
•Changes in applicable laws or regulations, including environmental and export control laws;
•Our ability to comply with legal and environmental regulations;
•Competition in solar markets globally and across the solar value chain;
•The availability of tax incentives provided by the IRA and any changes to the statutes or regulatory guidance regarding Section 45X of the IRC, including the One Big Beautiful Bill Act;
•Our reliance on third-party warranties;
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

Risks Relating to Operations, Development and Commercialization
Our success depends in part on the ability to finance, construct and equip the G2_Austin manufacturing facility in a timely and cost-effective manner.
Our ability to finance, develop, construct and equip the G2_Austin manufacturing facility is subject to significant risks and uncertainties. The completion of the construction of manufacturing facilities is subject to the risks and uncertainties inherent in any construction project, particularly in the development and construction of new facilities, including risks of delays and cost overruns, which we have experienced in the past. Additionally, manufacturing equipment may take longer and cost more to engineer, build, deliver and install than expected, and may not operate as required to meet our production plans.
The G2_Austin project is capital intensive, and our ability to continue construction and procure and install equipment as planned depends on our ability to obtain and maintain adequate sources of funding on acceptable terms and at times required. If we experience a financing shortfall or delays in obtaining financing, we may be required to reduce the scope of, delay, pause or terminate elements of the project, including equipment purchases, or incur additional indebtedness or incur equity financing. For additional risks related to financing needs, see “Our business plan is capital-intensive, and we may not be able to raise capital on attractive terms, if at all, which could materially adversely affect our ability to operate our business and execute our growth plans. If we do raise additional capital, through debt or equity financing, this could impose additional restrictions on our operations and/or have a dilutive effect on current stockholders.”
The development phase of the G2_Austin manufacturing facility includes obtaining several consents, commercial agreements, permits, and licenses from relevant authorities and stakeholders to secure rights for construction and operation activities, any of which could be delayed or denied, negatively impacting construction timeframes and cost estimates. We also depend on third-party relationships in the development and construction of production equipment, which may subject us to the risk that such third parties do not fulfill their obligations. In addition, our project timelines and costs could be adversely affected by long lead times for specialized equipment and tooling, supply chain disruptions, contractor performance issues, labor shortages, inflation and changes in trade policies, tariffs or other restrictions that impact the cost, availability or delivery of equipment or materials needed to develop, construct and equip the G2_Austin manufacturing facility.
If we are unable to build the G2_Austin manufacturing facility, we will be unable to operate our business as expected. If the demand for our production output is not as expected, including as a result of any reduction in electricity demand growth from data centers, artificial intelligence infrastructure or other emerging applications, our constructed manufacturing capacity may be significantly in excess of the demand for our products, resulting in a higher cost per unit. Following construction, the transition to full-scale commercial production involves operational risks, including potential delays in achieving production targets, lower than expected yields during initial operations and technical issues. The ramp-up phase requires successful commissioning of equipment and coordination with suppliers to ensure availability of materials. Delays or difficulties during the G2_Austin ramp-up could materially impact revenue generation and debt service capacity, particularly during the early operational phase when the Company’s cash flows and ability to meet financial obligations depend on achieving planned production volumes. Any delays, cost overruns, financing constraints or equipment performance issues could also harm our ability to meet customer commitments and may result in lost sales opportunities, reputational harm and increased costs.
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
The inability to construct and equip the G2_Austin manufacturing facility, or if there is any delay to the timeline for such construction in a timely or cost-effective manner or any significant excess of production capacity over product demand, including the impact of factors both within and outside of our control, could have a material adverse effect on our business, financial condition, operating results, and cash flows.
Our planned manufacturing plants, facilities, systems, and infrastructure are subject to risks that could result in these facilities not becoming operable on schedule, or at all, or becoming damaged or destroyed, resulting in disruptions to production.
G1_Dallas and G2_Austin are each under a lease. The construction of G2_Austin, or other plants or facilities constructed in the future, and their related systems and infrastructure may be halted, damaged, or rendered uninhabitable or inoperable, by natural or man-made disasters, including earthquakes, fire, flood, hurricanes, power outages, telecommunications failures, break-ins, political conflicts, war, riots, terrorist attacks, and health epidemics or pandemics. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures, or other failures, which could adversely affect our ability to manufacture PV solar modules, cells or other related solar products and could cause the loss or corruption of data or malfunctions of software or hardware.

The plants and equipment we use to manufacture the PV solar modules or cells are costly to repair, replace, or qualify for use, all of which could require substantial lead time.
The inability to produce PV solar modules, cells or potentially other solar related products in the future or the backlog that could develop if a manufacturing plant or facility is inoperable for any length of time may result in the loss of customers or harm our reputation.
Any delays in the construction or equipping of a manufacturing plant or any damage or destruction to a plant could have a material adverse effect on our business, financial condition, operating results, and cash flows.
We are subject to risks associated with leased property, as our two manufacturing facilities are leased.
We lease the real property (land) on which our manufacturing facilities operate, including G1_Dallas and G2_Austin, and, as a lessee, we do not have complete control over these properties, and our rights are subject to the terms and conditions of our leases. Our landlords retain certain rights that if exercised, could disrupt or delay our operations, including, among other things, rights to access the premises on reasonable notice for inspections and repairs, which could temporarily interrupt operations.
Should certain of our facilities prove to be unprofitable, we could remain obligated for lease payments and other obligations under the leases for the remainder of the lease term, and a landlord may pursue recovery of amounts due even after a landlord reenters or terminates our right to possession (and, under our leases, reentry does not relieve us of our obligations for the unexpired term, and the landlord may bring actions from time-to-time to collect amounts due without waiting until the end of the term). Further, we or our landlords may not be able to comply with our respective obligations under the leases in the future, and failure to comply with such obligations could result in termination of key leases, which could materially disrupt our manufacturing operations and ability to generate revenue.
We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.
We have incurred significant net losses since inception. Our net losses were approximately $367.8 million and $450.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1,093.1 million. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, delays in production and other unknown events.
We anticipate that our operating expenses will continue to increase in the foreseeable future as we develop and construct G2_Austin, engage in capital-raising transactions, incur expenses associated with maintaining compliance as a public company and increase production, marketing and sales efforts to help increase our customer base. These increased expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to develop our solar business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are required to reduce our expenses, our solar business strategy could be materially affected.
Our business is concentrated in certain markets including Texas, putting us at risk of region-specific disruptions.
As of December 31, 2025, a substantial portion of our manufacturing facilities and installations were in Texas and we expect much of our near-term future growth to occur in Texas, further concentrating our operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market. We may not have adequate insurance, including business interruption insurance, to compensate for losses that may occur from any such significant events. A significant natural disaster in Texas could have a material adverse impact on our business, results of operations and financial condition. To the extent that any of these disruptions results in delays or cancellations of installations or the deployment of solar service offerings, our business, results of operations and financial condition would be adversely affected.
Our growth strategy depends on the widespread adoption of solar power technology.
The distributed solar energy market is at a relatively early stage of development in comparison to fossil fuel-based electricity generation. If additional demand for distributed solar energy systems fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to originate additional solar service agreements and related solar energy systems to grow our business. In addition, demand for solar energy systems in our targeted markets may not develop to the extent we anticipate. As a result, we may be unsuccessful in broadening our customer base through origination of solar service agreements and related solar energy systems within our current markets or in new markets we may enter.
Many factors may affect the demand for solar energy systems, including, but not limited to:
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
Several of our key raw materials and components are either single-sourced or sourced from a limited number of suppliers, and their failure to perform could cause manufacturing delays and impair our ability to deliver PV solar modules or solar cells to customers in the required quality and quantities and at prices that are profitable to us.
We have a limited number of suppliers for our products and manufacturing facilities. Our failure to obtain raw materials, components and products that meet our quality, quantity, and cost requirements, including obtaining these from MA Compliant entities to allow us to continue our eligibility for 45X Tax Credits, in a timely manner and at attractive prices could interrupt or impair our ability to manufacture our PV solar modules, solar cells, or increase our manufacturing costs. As a result, the failure of our current suppliers or any of our future suppliers to perform or any disruption to their respective supply chain operations could interfere with our supply chain and adversely impact our operations. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner, including the qualification and certification of these suppliers and their products as MA Compliant, and on commercially reasonable terms. A constraint on our production may result in our inability to meet our capacity plans and/or our obligations under our customer contracts, which would have an adverse impact on our business. Additionally, reductions in our production volume may put pressure on suppliers, resulting in increased material and component costs. If we are not able to obtain the raw materials required for us to manufacture PV solar modules and cells, including obtaining them at prices that are profitable to us, our business, financial condition, operating results and cash flows could be materially and adversely affected.
The interruption of the flow of components and materials from domestic and international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.
We purchase our components through arrangements with various suppliers across the globe. We depend on our suppliers to source materials and manufacture critical components for our products. Our reliance on these suppliers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules and costs which could disrupt our ability to procure these components in a timely and cost-efficient manner. Several of the components and/or underlying materials we require may be sourced from a limited number of suppliers, and in certain instances may be single-sourced, such that this supplier concentration risk and the failure of any such supplier to perform could disrupt our supply chain and adversely impact our operations. The suppliers rely on other suppliers to provide them with raw materials and sub-components that are critical to manufacturing the components of our tracker products. Our supply chain could also be limited if our suppliers are unable to acquire an adequate supply of raw materials or sub-components in a timely manner or at commercially reasonable prices, in which case they could pass along substantially increased prices to us or be unable to perform under their contracts. Any shortages of components and materials would affect our ability to timely deliver our products to our customers consistent with our contractual obligations, which may result in liquidated damages or contractual disputes with our customers, harm our reputation and lead to a decrease in demand for our products.
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
•uncertainties relating to the imposition and enforceability of additional duties, tariffs and other charges or quotas on imports and exports, or other trade law provisions or regulations including those proposed by the new presidential administration, such as anti-dumping and countervailing duties, and our ability to pass along such charges to our customers;
•foreign currency fluctuations;
•inflationary pressure and its impact on labor, commodities and fuel prices;

•natural disasters, severe weather, political instability, war, such as the Russia-Ukraine conflict or geopolitical conflicts or tensions in the Middle East and the Persian Gulf or between China and Taiwan, terrorist attacks, social unrest and economic instability in the regions in which our suppliers are located, or through which our components and materials travel;
•shipping and transport disruptions;
•public health issues and epidemic diseases, and their effects (including measures taken by governmental authorities in response to their effects);
•theft or other loss;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of vendors; and
•significant labor disputes, strikes, work stoppages or boycotts.
Any significant disruption to our ability to procure our products, and our suppliers’ ability to procure materials to manufacture our products and components for our products could increase the cost or reduce or delay the supply of components and materials available to us and adversely affect our business, financial condition, results of operations and profitability. Further, if any of our suppliers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes and at high-quality levels or renew existing terms under supply agreements, we would need to identify, qualify and select acceptable alternative suppliers. An alternative supplier may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing by our suppliers would require us to reduce our supply of products to our customers or increase our shipping costs to make up for such delays, which in turn could reduce our revenues and margins, harm our relationships with our customers, damage our reputation with other stakeholders involved with solar projects and cause us to forego potential revenue opportunities. Further, if we are unable to pass along increased component, raw material or logistics costs to our customers, a substantial increase in prices or any limitation or disruption in supply chain could adversely impact our business, financial condition, operating results and cash flows.
We may be unable to adequately control the costs or adjust to substantial increases in the prices for raw materials, components, equipment, and machinery.
We are exposed to multiple risks relating to the availability and pricing of raw materials and components. We have incurred and expect to continue to incur, significant costs related to procuring components and materials required to manufacture and assemble our PV solar modules and cells. We expect to use various expensive and difficult-to-source materials in our manufacturing. We may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us. Inflation, increases in building material costs, changing exchange rates, and other factors have impacted our expenses in the past. In the future, currency fluctuations, trade barriers, tariffs, shortages and other general economic or political conditions may limit our ability to obtain key components for our PV solar modules and cells or significantly increase freight charges, raw material costs and other expenses associated with our business. Additionally, our business model, brand, and reputation depend in part on the ability to find ethically sourced materials, which could further increase prices.
Manufacturing of PV solar modules and cells is a capital-intensive process that requires a significant investment in buildings, equipment, and components of the manufacturing process. Investment in high-tech equipment could allow us to be more flexible in responding to customer needs and specifications and could allow for more efficient manufacturing operations, however, such equipment can be expensive to purchase, install, and maintain. The cost of purchasing or constructing manufacturing operations is subject to a number of risks and uncertainties both within and beyond our ability to control. These risks include, but are not limited to, inflationary pressures on costs, increased commodity pricing for building materials such as steel, and increased global logistics costs.
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
Decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact the owners of the solar energy projects or make the purchase of solar energy systems less economically attractive and would likely lower future sales of our products. The price of electricity could decrease as a result of:
•construction of a significant number of new, lower-cost power generation plants, including plants utilizing natural gas, nuclear, renewable energy or other generation technologies;
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
The loss of key customers, or the inability of our customers and counterparties to perform under their contracts with us, has and could significantly reduce our net sales and negatively impact our results of operations.
For the year ended December 31, 2025, one customer accounted for 78% of our total net sales. The loss of key customers, their inability to perform under their contracts, or their default, has in the past and if repeated in the future, could significantly reduce our net sales and/or adversely impact our operating results. While our contracts with customers typically have certain firm purchase commitments and may include provisions for the payment of amounts to us in certain events of contract termination, these contracts may be subject to amendments made by us or requested by our customers. These amendments may reduce the volume of PV solar modules and cells to be sold under the contract, adjust delivery schedules, or otherwise decrease the expected revenue under these contracts. We may be unable, in whole or in part, to reallocate PV solar modules to other customers on similar terms or at all, which could have a material adverse effect on our business, financial condition, operating results, and cash flows. We may also require some form of payment security from our customers, such as cash deposits, parent guarantees, bank guarantees, surety bonds, or commercial letters of credit, however, in the event the providers of such payment security fail to perform their obligations, our operating results could be adversely impacted.
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
In addition, our corporate structure includes subsidiary entities in several jurisdictions such as the United States, Norway, Luxembourg, Singapore, Finland, and the Cayman Islands, which are subject to tax risk in addition to the challenges described in the risk factor “Doing business internationally creates operational, financial, and tax risks.” The expected tax treatment of us and our subsidiaries relies on current tax laws and regulations, as well as certain tax treaties between several jurisdictions. As such, unexpected changes, interpretation, application, or enforcement practices of the legislative or regulatory requirements of such tax laws, including but not limited to, changes in the treatment of sales and net income (losses) earned in various jurisdictions, transfer pricing between related parties, tax treaty protections and provisions, value added taxes, recognition of tax law principles, and other changes in corporate tax law, could have a material adverse effect on our business, financial condition, revenues, operating results, and cash flows.
Currency translation and transaction risk may negatively affect our results of operations.
Although our reporting currency is the U.S. dollar, we conduct certain business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation and transaction risk. For example, certain business arrangements outside the United States have involved and may involve significant investments denominated in local currencies. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our results of operations and result in exchange gains or losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.
We could also expand our business internationally or source materials, equipment or services from other jurisdictions, including emerging markets, many of which have an uncertain regulatory environment relating to currency policy. Conducting business in such emerging markets could cause our exposure to changes in exchange rates to increase, due to the relatively high volatility associated with emerging market currencies and potentially longer payment terms for our proceeds.
Our business relies on information technology, and any failure, inadequacy, interruption, or security lapse affecting that technology, including any cybersecurity incidents, could have a material adverse effect on our business, financial condition, and results of operations.
Our business operations, reputation and financial performance are highly dependent on the integrity and security of our information technology (“IT”) infrastructure, including systems that may be acquired or developed in the future. IT systems used in our business are vulnerable to damage or interruption and could be subject to disruptions and security incidents. We utilize outsourced service providers, and these providers face similar security and system disruption risks as we do. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to the IT systems used in our business could result in lengthy interruptions in service.
We and our outsourced service providers face a wide range of cybersecurity threats, from uncoordinated individual attempts to gain unauthorized access to sophisticated and targeted attacks. Organized crime, government-backed threat actors, and hackers may be able to penetrate the networks or IT systems we rely on, misappropriate or compromise our confidential information or that of third parties, create system disruptions, corrupt data, or cause shutdowns. Using different tools and methodologies, the threat actors may be able to deploy malware that attacks our IT systems or those of our suppliers, or otherwise exploit any security vulnerabilities of our facilities and equipment, and increased use of artificial intelligence by such actors may heighten these risks. Such vulnerabilities in our IT systems could also occur due to a lack of robustness, quality, integrity, and holistic architecture in the IT systems as a whole. These threats could be directed at our business, our products, our customers, and our third-party software and service providers, including cloud providers. While we employ a number of technical, organizational, and physical protective measures designed to protect our business and IT systems, these measures may in the future fail to prevent or detect all attacks on or weaknesses in our IT systems. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to our business or customers. To the extent we experience cybersecurity incidents in the future, our relationships with our customers and suppliers may be materially impacted, our brand and reputation may be harmed and we could incur substantial costs in responding to and remediating the incidents and in resolving any investigations or disputes that may result, any of which could have a material adverse effect on our business, financial condition, and results of operations.
Despite deploying measures to deter, prevent, detect, respond to and mitigate cybersecurity threats, cybersecurity incidents could still occur. These incidents, which may be exacerbated by current geopolitical conflicts, could result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information, theft of funds and disruption of business operations. The evolving nature and increasing frequency of cyber threats, including the use of artificial intelligence to craft sophisticated attacks, poses additional challenges in anticipating and preventing such incidents. If we fail to deter, detect or report cybersecurity incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, and reputation.
In addition, the IT systems we rely on may contain defects in design or manufacture, including bugs, security vulnerabilities, and other problems that could unexpectedly interfere with our security or operations. The costs to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malware, and security vulnerabilities, could be significant and, if our efforts to address these problems are not successful, could result in interruptions, delays, cessation of service, and loss of existing or potential customers that may impede our manufacturing, sales, distribution, or other critical functions. Additionally, any claim that our facilities, equipment, products, or systems are subject to cybersecurity risk or data breaches, whether legitimate or not, could have a material adverse effect on our business, financial condition, and results of operations.
We also collect, manage and store various proprietary, sensitive, and confidential information, information relating to our business and personal information, including such information from our employees, suppliers and customers. We may face significant challenges with respect to information security and maintaining the security and integrity of the IT systems used in our business and the information stored on or processed by these systems. Additionally, certain of such information may be subject to privacy and security laws, regulations, and contractual obligations. Despite our efforts to protect such information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors or human errors. These vulnerabilities could lead to the compromise of information, unauthorized access, use, disclosure, modification, or destruction of information, defective products, production downtimes and operational disruptions.
Significant capital and other resources may be required in efforts to protect our IT systems and to protect against cyber and information security incidents and other system disruptions, or to alleviate problems caused by actual or suspected cyber and information security breaches and other system disruptions. The resources required may increase over time as the methods used by hackers and others who are engaged in online criminal activities or who seek to obtain unauthorized access to or disrupt systems and data, are increasingly sophisticated and constantly evolving. Noncompliance with applicable industry standards or legal or contractual obligations regarding privacy and information security could result in costs, fines, litigation or regulatory actions and could lead customers to select competitors’ products and services. Any failure or perceived failure by us or our service providers to prevent information security breaches, security incidents, system disruptions, or any compromise of security, that results in or is perceived or reported to result in unauthorized access to, loss, theft, alteration, release, or transfer of information or data of our or third parties could harm our reputation. Such actual or perceived events could also expose us to legal claims, regulatory investigations and proceedings, fines, penalties, and other liabilities and could divert the efforts of our technical and management personnel, which could have a material adverse effect on our business, financial condition, and results of operations. See also “—Risks Relating to Legal and Regulatory Compliance—Changes in laws relating to privacy and data protection could disrupt our business.”
We are incorporating artificial intelligence into certain of our business workflows and processes, including certain manufacturing and operational activities, and challenges with properly managing its use could result in reputational harm, competitive harm and legal liability, and adversely affect our results of operations.
We have begun using artificial intelligence and machine learning technologies (“AI”) to enhance certain workflows and processes used in our business, including certain manufacturing and operational activities, and our research into and continued deployment of such capabilities remain ongoing. AI is still in its early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. If the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. In addition, if AI tools used in connection with our manufacturing and operations do not perform as intended, such tools could adversely affect our business and results of operations. Additionally, AI technology is continuously evolving, and we may incur costs to adopt and deploy AI technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits or efficiencies from implementation of AI into our business. Also, our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations.
The use of artificial intelligence to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal information. AI presents emerging ethical issues, and we may be unsuccessful in identifying these issues before they arise or resolving these issues. If our use of artificial intelligence becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. There is uncertainty in the legal and regulatory landscape for AI, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome, could entail significant costs, and may restrict or impede our ability to successfully develop, adopt and deploy AI technologies efficiently and effectively.
Any financial or economic crisis, or perceived threat of such a crisis, could affect our business.
In recent years, the global economies suffered dramatic downturns as a result of worldwide pandemics and public health crises, a deterioration in credit markets and the related financial crisis, political conflicts and unrest, such as geopolitical tensions in Venezuela, Denmark and other European countries with respect to Greenland and the regional violence in Ukraine and the Middle East, including the conflict between the U.S., Israel and Iran and the ongoing instability in Persian Gulf states, as well as a variety of other factors. This has resulted in, among other impacts, inflationary pressures, increased energy prices, volatility in securities prices, diminished liquidity and credit availability, and rating downgrades and declining values of certain investments. The U.S. and certain other governments have taken actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. The return of adverse economic conditions may negatively impact the demand for our PV solar modules and cells and may negatively impact our ability to raise capital, on acceptable terms or at all.
If we are unable to attract and retain key employees and qualified personnel and add significant staff, it could negatively impact our ability to operate our business and achieve our growth plans.
Our success depends on our ability to attract and retain key personnel, including our executive officers, as well as qualified sales, marketing, manufacturing, plant operations, and support personnel. To build and staff our manufacturing facilities, we will need to hire, train, and retain a considerable number of qualified and experienced operators and managers. The successful integration of these operators and their families in Wilmer, Texas, Rockdale, Texas or in future locations will involve several challenges, including securing work permits for international employees. The failure to add and retain sufficient staffing for our plants and operations could have a material adverse effect on our business, financial condition, operating results, and cash flows.

Our business could be adversely affected by a failure to obtain or maintain visas or work permits or to properly verify the employment eligibility of certain employees and service providers who will provide services to G1_Dallas or G2_Austin.
Certain of our employees and service providers are foreign nationals who provide services to G1_Dallas or G2_Austin. Some of such employees’ ability to work in the United States depends on obtaining and maintaining necessary visas and work permits. We may be unable to obtain visas or work permits to bring necessary employees to the United States for any number of reasons including, among others, more stringent limits or requirements set by the new presidential administration’s U.S. Department of Homeland Security or the U.S. Department of State and the administration’s recently announced suspension of visa processing from 75 countries, effective January 21, 2026. In addition, to the extent that we, or our key contractors, subcontractors or equipment suppliers supporting construction, installation, commissioning or ramp-up activities at G2_Austin rely on foreign national personnel, any inability by us or such parties, or any delay in obtaining required visas or work authorizations could disrupt these activities, delay our project timelines or increase costs. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of the employees or service providers are found to be unauthorized, we could experience adverse publicity that may negatively impact our reputation and may make it more difficult to hire and keep qualified employees. Termination of a significant number of unauthorized workers may disrupt our operations, cause temporary increases in our labor costs as we source and train new workers and result in adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or operating results.
We previously identified material weaknesses in internal controls over financial reporting and determined that they resulted in our internal control over financial reporting and disclosure controls and procedures not being effective. In the future, we may identify additional deficiencies or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, which could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
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
In addition, as of December 31, 2025, management identified a material weakness in the Company’s internal control over financial reporting related to ineffective oversight, governance, and control ownership over certain internal controls over financial reporting processes and related information systems. See Item 9A. Controls and Procedures for additional information. Management determined that such material weakness resulted in the Company’s internal control over financial reporting was not effective as of December 31, 2025.
Effective internal controls are necessary for us to provide reliable financial statements and prevent or detect fraud. Any new deficiencies identified in the future or any deficiencies in our disclosure controls and procedures, if not timely remediated, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We can provide no assurance that the measures we have taken to date and any actions that we may take in the future will be sufficient to remediate any control deficiencies, or that such remediation measures will be effective at preventing or avoiding potential future significant deficiencies or material weaknesses in our internal controls.
If the steps we take to remediate a material weakness are ineffective, the material weakness could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filings of our required periodic reports. This might lead to investors losing confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected, and we could become subject to litigation or investigations by NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.
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

Risks Relating to Intellectual Property
Our intellectual property rights may not provide meaningful commercial protection for our operations, manufacturing processes and products, which could have a material adverse effect on our business, financial condition and results of operations.
We rely on our proprietary intellectual property, including our trademarks, as well as intellectual property licensed from third parties to enable, protect, and differentiate our operations, manufacturing processes, and products from our competitors. The success of our business depends, in part, on our ability to maintain, protect and enforce our intellectual property rights and to conduct our operations without infringing on the proprietary rights of others.
We may not be able to establish, adequately protect, or prevent unauthorized use of, any material intellectual property developed or owned by us. Intellectual property laws, including with respect to patents, copyrights, trademarks, and trade secrets, vary significantly throughout the world. A number of countries do not protect intellectual property rights to the same extent as the laws of the U.S. or Europe. Failure to establish, adequately protect, or prevent unauthorized use of our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of our competitive advantage. Any intellectual property rights we do establish may expire or be challenged, invalidated, designed around or found to be unenforceable or otherwise compromised. Additionally, there can be no assurance as to the breadth or degree of protection that future intellectual property rights may afford us, or that competitors will not develop similar or superior methods or products outside the protection of any intellectual property owned by us or licensed to us.
While it is our policy to take actions designed to establish and protect intellectual property rights, including through nondisclosure and agreements with our employees, business partners and other third parties, and, for certain employees, through employment contract provisions addressing the disclosure and assignment of inventions, the contractual provisions that we enter into with employees, consultants, partners, vendors, customers and other third parties may not be sufficient to establish intellectual property rights or prevent unauthorized use or disclosure of our or our licensors’ proprietary technology or trade secrets and may not provide an adequate remedy in the event of unauthorized use or disclosure thereof. Loss of key personnel may also create a risk that such personnel may exploit knowledge, information, and know-how to our detriment, and that we may face difficulties in operating our technology or business methods as a result of the loss of such personnel. We cannot be assured that our intellectual property rights will provide us with any competitive advantage, and confidential intellectual property may become known to or be independently developed by others including our competitors, regardless of measures we may take to try to preserve confidentiality. We cannot give assurance that our measures for preserving our intellectual property rights, including rights in trade secrets and confidential information, are sufficient to prevent others from obtaining such information.
We and our licensors may need to enforce intellectual property rights against third parties and defend against claims by third parties regarding intellectual property, which may be time-consuming, cause us to incur substantial costs, or result in a loss of rights, and which could have a material adverse effect on our business, financial condition and results of operations.
Unauthorized parties may misappropriate, reverse engineer or otherwise obtain and use our intellectual property. We cannot be certain that the protective measures we have taken or plan to take will be sufficient or successful to detect or deter any misappropriation, infringement or other violation of, or otherwise to protect, our intellectual property rights. Monitoring and protecting against infringement, misappropriation and other violations of intellectual property is difficult, expensive and time-consuming, and we and our licensors may be unable to detect or determine the extent of any unauthorized use, infringement, misappropriation or other violation of our intellectual property rights. From time to time, we and our licensors may need to engage in litigation or other administrative proceedings to protect our intellectual property rights. Such litigation and proceedings could result in substantial costs and diversion of resources and could negatively affect our business and revenue, and there can be no assurance that we or our licensors will be successful in any such litigation or proceedings. In recognition of these considerations, the Company and its licensors may enter into agreements or other arrangements to settle or otherwise address such litigation and proceedings and resolve such challenges. Such agreements and arrangements may not always be available on acceptable terms or at all, however, and litigation and administrative proceedings may still arise. Additionally, such agreements and arrangements may require the Company to change its business practices and limit the Company’s ability to offer certain products. To the extent we cannot protect our operations, manufacturing processes or products with intellectual property law protection, or we or our licensors are unable to enforce our intellectual property rights, then loss of such rights, or unauthorized use, misappropriation, infringement or other violation of our intellectual property rights, could harm our competitive position and have a material adverse effect on our business, financial condition and results of operations.
Companies, organizations, or individuals, including our current and future competitors, may hold or obtain patents, trademarks, or other intellectual property rights that would prevent, limit, or interfere with our ability to operate our business, or to make, use, develop, or sell our products. From time to time, we may receive inquiries from holders of intellectual property rights, inquiring whether we are infringing, misappropriating or otherwise violating their proprietary rights or seeking judicial declarations that they do not infringe upon our owned or licensed intellectual property rights. It is possible that our intellectual property rights may be alleged or deemed not to be valid or enforceable. It is also possible that we or our products may infringe, misappropriate or otherwise violate third-party intellectual property rights. In the event that our operations, manufacturing processes or products, our names or trademarks, or the intellectual property of our licensors infringe upon, misappropriate or otherwise violate the intellectual property rights of third parties, we could be required to modify our operations, manufacturing processes or products, change such names or trademarks, obtain a license for the use of new intellectual property or technologies (including as incorporated into our manufacturing processes or products) or otherwise take appropriate action to cease such infringement, misappropriation or other violation (including by ceasing to sell or otherwise commercializing the affected products, names or brands). There can be no assurance that we would be able to do any of the foregoing in a timely manner, upon acceptable terms and conditions or at all, and the failure to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, enforcing intellectual property rights may require substantial financial resources and management attention, and if our operations, manufacturing processes or products are deemed to infringe upon, misappropriate or otherwise violate the intellectual property rights of others, we could become liable for substantial damages, which could also have a material adverse effect on our business, financial condition, and results of operations.
Risks Relating to Industry and Market Trends and Developments
Competition in solar markets globally and across the solar value chain is intense and could remain that way for an extended period of time. The solar industry may experience periods of structural imbalance between global PV solar modules and cells supply and demand that result in periods of pricing volatility, which could have a material adverse effect on our business, financial condition, and results of operations.
Competition in solar markets globally and across the solar value chain is intense and could remain that way for an extended period of time. The solar industry may experience periods of structural imbalance between global PV solar modules and cells supply and demand that result in periods of pricing volatility, which could have a material adverse effect on our business, financial condition, and results of operations.
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
In the aggregate, we believe manufacturers of PV solar modules and solar cells have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. We believe the solar industry may from time-to-time experience periods of structural imbalance between supply and demand, and that excess capacity will continue to put pressure on pricing. Such conditions may cause, substantial downward pressure on the prices of solar cells and modules, which could reduce our revenue and earnings. In addition, such conditions may cause us to lose sales or market share and lead to excess inventory. Although module average selling prices in many global markets have generally declined for several years, near-term module pricing in the U.S., our primary market, remains relatively strong primarily due to the rising demand for domestically manufactured PV solar modules and cells as a result of the IRA. There may be additional pressure on global demand and average selling prices in the future resulting from fluctuating demand in certain major solar markets, such as China. If our competitors reduce module pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if global demand for PV solar modules and cells decreases relative to installed production capacity, our business, financial condition, and results of operations could be adversely affected.
We face intense competition from manufacturers of crystalline silicon solar modules; if global supply exceeds global demand, it could lead to a further reduction in the average selling price for PV solar modules, which could reduce our net sales and adversely affect our results of operations.
The solar and renewable energy industries are highly competitive and are continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. Within the global PV solar industry, we face intense competition from crystalline silicon module manufacturers. Existing or future module manufacturers might be acquired by larger companies with significant capital resources, thereby further intensifying competition with us. In addition, the introduction of a low-cost, disruptive AI technology could adversely affect our ability to compete, which could reduce our net sales and adversely affect our results of operations. We expect to compete with future entrants into the PV solar industry and existing market participants that offer new or differentiated technological solutions. Even if demand for PV solar modules and cells continues to grow, the rapid manufacturing capacity expansion undertaken by many module manufacturers in China and certain parts of Southeast Asia has created and may continue to cause periods of structural imbalances between supply and demand. The solar industry may experience periods of structural imbalance between global PV solar modules supply and demand that result in periods of pricing volatility, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, we believe any significant decrease in the cost of silicon feedstock or polysilicon would reduce the manufacturing cost of crystalline silicon modules and lead to further pricing pressure for PV solar modules and potentially an oversupply of solar modules and cells. Our competitors could decide to reduce their sales prices in response to competition, even below their manufacturing costs, in order to generate sales, and may do so for a sustained period. Certain competitors, including many in China, may have direct or indirect access to sovereign capital or other forms of state support, which could enable such competitors to operate at minimal or negative operating margins for sustained periods of time. As a result, we may be unable to sell our PV solar modules and cells at attractive prices, or for a profit, during any period of excess supply of solar modules and cells, which would reduce our net sales and adversely affect our results of operations. Additionally, we may decide to lower our average selling prices to customers in certain markets in response to competition, which could also reduce our net sales and adversely affect our results of operations.

Risks Relating to 45X Tax Credits, PFE Status and Other Tax Matters
We expect certain financial benefits as a result of tax incentives provided by the IRA. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.
T1 expects to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for PV solar modules and cells and certain solar module components manufactured in the United States and sold to unrelated persons. Such credit may be refundable by the IRS or transferable to a third party for cash and is available from 2023 to 2032, subject to phase-down beginning in 2030. Our ability to realize these benefits depends on our ability to satisfy applicable statutory requirements or regulatory guidance regarding Section 45X of the IRC.
Any changes to the statutes or regulatory guidance regarding Section 45X of the IRC arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law by the IRS, the U.S. Treasury Department, or the courts, (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, or (iv) changes to U.S. government priorities, policies, or initiatives, could materially adversely impact our tax expense, financial condition, results of operations, and cash flows.
Sections 7701(a)(51), 7701(a)(52), 45X(d)(4), 45Y(b)(1)(E) and 48E(b)(6) of the IRC (the “PFE Restrictions”), enacted into law on July 4, 2025 as part of the OBBBA, bar certain foreign, or foreign-influenced, taxpayers from claiming clean energy tax credits, including the advanced manufacturing production credit under Section 45X of the IRC. The PFE Restrictions also prevent unrelated solar project developers from claiming credits under Sections 45Y and 48E of the IRC if the project relies too heavily on components manufactured by such foreign entities. No regulations under the PFE Restrictions have been proposed or finalized, and limited other formal guidance has been published. We believe that the FEOC Restructuring allows us to comply with the PFE Restrictions and, therefore, allows us to claim 45X Tax Credits and supports our customers’ ability to claim the Section 45Y and Section 48E tax credits.
New information regarding, or changes in, the IRS’ interpretation of the PFE Restrictions, including through the publication of regulations, IRS guidance or court decisions, could adversely impact our ability to comply with the PFE Restrictions and, therefore, could prevent us from claiming 45X Tax Credits and limit our customers’ ability to claim the Section 45Y and Section 48E tax credits despite all our efforts to be compliant with the PFE Restrictions, including the FEOC Restructuring, and could materially adversely affect our tax expense, financial condition, results of operations, and cash flows.
Our transition to a T1-branded warranty framework following the FEOC Restructuring could harm our business if we fail to establish competitive warranty arrangements.
As a result of the FEOC Restructuring, including the termination of the Trademark License Agreement, Trina no longer provides product warranties for PV solar modules sold by the Company unless branded with the Trina trademark. While this reduces commission payments to Trina under the Sales Agency Agreement and IP License Agreement for PV solar modules sold under a non-Trina trademark, it creates an opportunity and requires the Company to establish a new warranty framework for T1-branded PV solar modules under which the Company will provide warranty directly and manage customer support services, supported by third-party warranty insurance, which the Company expects to have in place during the second quarter of 2026. Any interruption, degradation, or unavailability of these services could impair our ability to timely address customer complaints and warranty claims, harming customer relationships and adversely affecting future sales.
If we are unable to offer product warranties on terms and with coverage that are satisfactory to existing and prospective customers, including warranties that are commercially competitive in the markets we operate, if the transition to the new warranty framework results in any disruption to our warranty support capabilities, or if we are unable to obtain or maintain third-party warranty insurance on commercially reasonable terms, we may be less competitive, may experience longer sales cycles, and may be unable to attract new customers, which could adversely affect our business, results of operations, and prospects.
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we had significant net operating loss carryforwards in the U.S. Utilization of these loss carryforwards assumes that prior to their expiration, we will have sufficient taxable income in the U.S. to utilize the carryforwards, and that such usage is not limited based on anti-abuse provisions or other statutes and laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our tax expense, financial condition, results of operations, and cash flows.
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
We may not be able to renew or maintain our existing product liability insurance coverage with respect to PV solar modules, and we may not be able to secure product liability insurance coverage for our solar cells when we commence production at G2_Austin at commercially acceptable terms, or at all, and past product liability claims may make it more difficult for us to find insurance coverage in the future.
We are, and from time to time may be, involved in commercial or contractual disputes, warranty claims, and other legal proceedings, which could have an adverse impact on us.
We are, and from time to time may be, involved in commercial or contractual disputes, warranty claims, and other legal proceedings, which could be significant. These are typically claims that arise in the normal course of business including, without limitation, disputes with suppliers or customers; intellectual property matters; personal injury claims; environmental issues; tax matters; and employment matters. As described in Item 3. Legal Proceedings, we are responding to a subpoena from the Department of Justice (“DOJ”), a voluntary document request from the U.S. Securities and Exchange Commission (“SEC”), and we are involved in litigation with RWE Investco EPC MGMT, LLC relating to an offtake contract. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.
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
Our Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent authorized or permitted by Delaware law. Pursuant to our Certificate of Incorporation, our directors will not be personally liable to us or any stockholders for monetary damages for any breach of fiduciary duty, except to the extent such exemption from liability or limitation thereof is not permitted under the Delaware General Corporation Law (“DGCL”) as the same exists or may hereafter be amended. The Bylaws also require us, if so requested, to advance expenses that such director or officer incurred in defending or investigating a threatened or pending action, suit or proceeding, provided that such person will repay any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
We are subject to federal, state or foreign laws and regulations as well as our contractual obligations relating to privacy and data protection, and changes in laws relating to privacy and data protection could disrupt our business.
We are also subject to various laws regarding privacy and data protection. We collect and maintain data, including personal information related to our customers and employees, and we face risks inherent in processing and protecting the security of such data. Our handling of personal information is subject to a variety of laws and regulations relating to privacy and information security, and we may become subject to additional obligations, including contractual obligations, relating to the maintenance and processing of this information. We also rely on a number of third parties in relation to the operation of our business, a number of which process data, including personal information, on our behalf. There can be no assurances that the privacy and security-related measures and safeguards we have put in place in relation to our or our third-party processors’ collection, storage, use or transmission of data will be effective to protect us or the relevant data. Our or our third-party service providers’ actual or perceived failure to comply with any federal, state or foreign laws and regulations, contractual obligations or applicable industry standards that govern or apply to the collection, use, retention, sharing and security of data, or any failure or perceived failure by us or any of our third-party service providers to protect such data that they may maintain on our behalf, could result in enforcement investigations and actions that require us to change our business practices in a manner that may negatively impact our business, financial condition and results of operations, as well as expose us to litigation, fines, penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation.
Various local, state, federal and international laws, directives and regulations apply to our collection, use, retention, protection, disclosure, transfer and processing of personal information. Such laws and regulations are increasing in number and complexity and are being adopted and amended with greater frequency, which could result in greater compliance risk and cost. For example, the European Union’s General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018, which operates alongside the United Kingdom’s Data Use and Access Act 2025, a separate law introducing reforms to the UK’s data protection and cybersecurity framework (collectively, the “UK GDPR,” and together with the EU GDPR, the “GDPR”), impose stringent requirements for the protection of personal information and provides for significant penalties for non-compliance. We are subject to the GDPR, which imposes comprehensive data privacy compliance obligations in relation to our collection and use of data relating to an identifiable living individual, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of personal information out of the European Economic Area (“EEA”) and the United Kingdom. Because we are under the supervision of relevant data protection authorities in both the EEA and the United Kingdom, we may be fined under both the EU GDPR and the UK GDPR for the same breach. Failure to comply with the GDPR may result in significant penalties of up to the greater of €20 million or 4% of an enterprise’s global annual revenue (or £17.5 million or 4% of global annual revenue in the United Kingdom). In addition, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of data, enforcement notices, and/or assessment notices, including compulsory audits. The GDPR also confers rights on individuals and consumer associations to lodge complaints with supervisory authorities and seek judicial remedies. As a result, we may be exposed to civil claims, including representative actions, potentially resulting in significant liabilities, associated costs, diversion of internal resources, and reputational harm.
In the United States, federal and various state governments have adopted, or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”), establishes certain transparency rules and creates certain data privacy rights for consumers, including limitations on the use of certain sensitive personal information, and expands consumers’ ability to control the purposes for which their data is shared with third parties. Personal information we handle may be subject to the CCPA, which may increase our compliance costs and potential liability. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to consumers for misuse of or unauthorized access to personal information. Similar laws have been passed or are being considered in a majority of states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of these laws could have potentially conflicting requirements and be subject to potentially conflicting interpretations that would make compliance challenging and expose us to additional liability.
Laws, regulations, and other actual and potential obligations relating to privacy and information security are evolving rapidly, and the related regulatory landscape is likely to remain uncertain for the foreseeable future. For example, in November 2025, the European Commission proposed a Digital Omnibus package, which would make targeted amendments to several existing European Union digital laws, including the AI Act, the GDPR, the NIS 2 Directive, and the European Union’s Data Act, with the stated aim of simplifying and streamlining aspects of the European Union digital regulatory landscape. Although the proposal is intended to reduce administrative burden, any amendments to these frameworks may require us to reassess certain compliance positions and adjust technical or legal practices accordingly, which could affect our operations in the European Union and the EEA. More generally, we may be subject to new laws and regulations, or new interpretations of laws and regulations, in various jurisdictions in the future.
These evolving laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs. It is possible that these laws, regulations, and other obligations may be, or be interpreted or asserted to be, inconsistent with each other or with our business or practices. Any inability to adequately address privacy and information security concerns or comply with applicable privacy and information security laws, rules, regulations, and contractual obligations could have a material adverse effect on our business, financial condition, and results of operations.
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
For example, on June 5, 2025 and July 31, 2025, we received notices from CBP relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination. We have engaged with CBP on these Notices and explained why we believe they were without legal or factual merit. In March 2026, we received bills from CBP for alleged antidumping duties on goods imported in 2024 by the same entity acquired in the Trina Business Combination.  It is unclear what, if any, connection these bills have with the Notices previously received. At this point, the bills received total approximately $25.4 million. The Company is engaging with CBP, through outside counsel, to correct what it believes is the erroneous application of duties, but it is not possible at this time to predict the duration, outcome, or impact of these matters, which the Company maintains would ultimately be subject to indemnification pursuant to the Trina Business Combination. For more information, see Item 3. Legal Proceedings.
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
Work stoppages or other labor disturbances, such as industrial action, with our employees or those of our contractors, suppliers and customers may occur in the future. In addition, our employees, and those employed by our contractors, may become members of or represented by labor unions. If this occurred, we or our contractors may not be able to negotiate acceptable collective bargaining agreements or future restructuring agreements or may become subject to material cost increases or additional work rules imposed by such agreements. The occurrence of any such action could materially and adversely affect our business, prospects, financial condition and results of operations.
International trade policies may impact demand for our products and our competitive position.
Government policies on international trade and investment such as sanctions, import quotas, capital controls, or tariffs, whether adopted by non-governmental bodies, individual governments, or addressed by regional trade blocs, may affect the demand for our products, impact our competitive position, or prevent us from being able to sell products to certain customers or in certain countries. In addition, there are uncertainties relating to the enforceability of certain tariffs and the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated. Changes in trade policies and related uncertainties, including the implementation and enforceability of more protectionist trade policies, such as more detailed inspections, higher tariffs, or new barriers to entry, in countries where we sell products could negatively impact our business, financial position, and results of operations.
The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, or increased interest rates, could negatively impact demand and/or price levels for our solar modules and cells and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.
Our net sales and profits are subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of feed-in-tariff structures, rebates, tax incentives, and other incentives to end users, distributors, system integrators, and manufacturers of PV solar products. Many of these incentive programs expire, phase down over time, require renewal by the applicable authority, or may be amended. To the extent government incentive programs are reduced earlier than previously expected, are changed retroactively, or are not renewed, such changes could negatively impact demand and/or price levels for our solar modules and cells, lead to a reduction in our net sales, and adversely impact our operating results.
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
•any limitations on the value or availability to manufacturers or potential investors of tax incentives that benefit solar energy production, sales, or projects, such as the Section 45X advanced manufacturing production credit, ITC, and PTC, including as a result of evolving statutory, regulatory or interpretive guidance related to PFEs and related commercial or ownership arrangements, as seen in the accelerated termination of certain clean energy tax credits under the OBBBA – particularly where taxpayers source a particular percentage of their products and components from, or have certain commercial arrangements with PFEs – could result in reducing such manufacturers’ or investors’ economic returns and could cause a reduction in the availability of financing, thereby reducing demand for PV solar modules; and
•any effort to overturn federal and state laws, regulations, or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of electricity generation that compete with solar energy projects could negatively impact our ability to compete with traditional forms of electricity generation and materially and adversely affect our business.
Application of trade laws may also adversely impact, either directly or indirectly, our operating results; for example, by impacting our customers’ project costs, profitability, and their demand for our modules; or by impacting our own costs or disrupting our manufacturing or supply chains, and consequently negatively impacting demand and/or price levels for our solar modules and cells, reducing our net sales, or affecting potential profitability of fulfilling customer contracts. We are therefore potentially subject to various risks, which include the following:
•any tariffs that reduce the profitability of contracts, whereby the cost of tariffs exceeds the amount able to be, or willing to be, absorbed by either us or the customer under the provisions of the contract and may lead to the cancellation of such contract, potentially resulting in the reduction of future revenue, the loss of the contractual right to a termination payment from a customer and/or the required return of a previously received customer down payment; and
•any reciprocal or other tariffs may place burdens on our customers’ supply chains exclusive of module import costs, including through increased costs of trackers, inverters, transformers, and other imported equipment, which are often heavily dependent on Chinese supply chains, due to the lack of availability from other countries. These and other costs could result in an inability for certain projects to generate profitable returns, and may lead to the delay or abandonment of such projects, thereby reducing or removing demand for currently contracted PV solar modules and cells sales.
In some instances, the application of trade laws is currently beneficial to us, and changes in their application could have an adverse impact. The overall impact of trade laws on our business depends on multiple factors, including their duration, scope and potential expansion thereof, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. Recent developments include the following:
•United States — IEEPA Tariffs. Under the International Emergency Economic Powers Act (“IEEPA”), the United States had imposed tariffs ranging from 10% to 35% on certain imports from China, Canada, and Mexico in connection with concerns over illegal immigration and/or the flow of fentanyl into the United States, in addition to a 10% “baseline” tariff on most goods imported from most countries, with nearly 60 additional countries subject to higher “reciprocal” tariffs. In February 2026, the U.S. Supreme Court invalidated certain tariffs previously imposed under the IEEPA. In light of the Court’s ruling, the executive branch is reportedly evaluating alternative statutory bases for the imposition of tariffs. These alternatives may include Section 122 of the Trade Act of 1974, which authorizes the imposition of tariffs of up to 15% for a period of up to 150 days in response to balance-of-payments deficits, as well as Section 338 of the Tariff Act of 1930, which could permit tariffs of up to 50% on imports from countries found to engage in discriminatory trade practices. The use of either authority or other related actions could have significant implications for the solar PV industry. As a result, there continues to be significant uncertainty with respect to these trade policies, including retaliatory measures adopted in response to tariffs that have subsequently been invalidated by the Court’s ruling, and we are continuing to monitor and evaluate these developments.
•United States — Section 201 Tariffs on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes different types of tariffs and/or other trade remedies on certain imported crystalline silicon PV cells and modules from various countries. In February 2022, President Biden proclaimed a four-year extension of a global safeguard measure imposed pursuant to Section 201 of the Trade Act of 1974 that provides for tariffs on imported crystalline silicon solar modules and a tariff rate quota on imported crystalline silicon solar cells. The extension measure’s tariff rate was originally set at 14.75%, with annual reductions of 0.25 percentage points over the remainder of its four-year term, which expires in February 2026. The current rate is 14.00%. The extension measure also provides an annual tariff-rate quota, whereby tariffs apply only to imported crystalline silicon solar cells (but not modules) above the first 12.5 GW of imports, which was exceeded by approximately 1.4 GW in 2024, according to data from the U.S. International Trade Commission (“USITC”). It is not clear whether the President will extend the Section 201 tariffs past the February 2026 expiration, but we continue to monitor these developments.
•United States — Section 301 Tariffs on Certain Chinese Imports. The United States currently imposes product-specific tariffs on many articles imported from China, including tariffs of 50% on crystalline silicon solar cells and tariffs of 25% on modules pursuant to Section 301 of the Trade Act of 1974. Currently, crystalline silicon solar cells are subject to 50% tariffs, and modules are subject to 25% tariffs. Some products are excluded from these tariffs, potentially including certain equipment needed for T1’s G2_Austin solar cell manufacturing facility, although these exclusions expire on November 10, 2026. The Company may incur increased costs for certain equipment imported after this time if the exclusions are not further extended.
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

•United States — Tariffs on Certain Foreign-imported Aluminum and Steel. Effective July 4, 2025, the U.S. administration increased tariffs on imported aluminum and steel articles and aluminum/steel content of “derivative” products under Section 232 of the Trade Expansion Act of 1962, administered by the U.S. Department of Commerce (“Commerce”) from 25% to 50%. There are certain exemptions to these tariffs, including for items that are USMCA-originating. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.
•United States — Potential Tariffs on Processed Critical Minerals and Derivative Products. On April 22, 2025, Commerce announced the results of a recent Section 232 investigation into critical minerals, which concluded without the immediate imposition of tariffs. Instead, Commerce and the Office of the U.S. Trade Representative (“USTR”) were directed to engage with foreign governments to negotiate agreements aimed at addressing the national security risks posed by imports of critical minerals, including by considering trade-restrictive measures such as import price floors. If such negotiations fail to result in an agreement within 180 days, or if any resulting agreement is found to be inadequate, the United States may still impose tariffs on imports of critical minerals.
•United States — Potential Tariffs on Polysilicon and Derivative Products. On July 1, 2025, Commerce initiated a Section 232 investigation into polysilicon and its derivatives. The investigation has yet to conclude, and it is unclear whether it will result in tariffs. Recent Section 232 investigations into semiconductors and critical minerals resulted in orders instructing USTR and Commerce to negotiate agreements with foreign governments to restrict trade in these goods (through unspecified measures, which could include tariffs, but might also be limited to price floors or quotas). It is possible that Commerce will adopt a similar approach with respect to the Section 232 investigation into polysilicon. That said, there is a significant possibility that the President will apply Section 232 tariffs across the solar value chain – i.e., encompassing polysilicon, ingots, wafers, cells, and modules. If, in the future, we import covered solar products from jurisdictions that are then subject to Section 232 tariffs, it could increase our costs and negatively impact demand and/or price levels for our products and limit our growth, which may lead to a reduction in our net sales, thereby adversely impacting our operating results.
•United States — AD/CVD Duties on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes anti-dumping and countervailing (“AD/CVD”) duties on certain imported crystalline silicon PV cells and modules from China, Taiwan, Vietnam, Thailand, Cambodia, and Malaysia. Such AD/CVD duties can change over time pursuant to annual administrative reviews conducted by Commerce, and a decline in duty rates or Commerce’s failure to fully enforce U.S. AD/CVD laws could have an adverse impact on our operating results. While the Company views AD/CVD duties on solar products as ultimately consistent with our interests, the Company currently imports solar cells, and may need to continue doing so until we begin production of solar cells at our planned G2_Austin manufacturing facility in Austin, Texas. During this time, if T1 needed to purchase imported cells from these jurisdictions, AD/CVD duties imposed on these shipments could impose significant cost pressure on our operations or make it infeasible to import cells from these jurisdictions.
•United States — Pending AD/CVD Investigations on Solar Cells and Modules. In July 2025, the American Alliance for Solar Manufacturing Trade Committee filed AD/CVD petitions with Commerce and the USITC to impose duties on solar cells and modules from Indonesia, India and Laos. The investigations may result in the imposition of final AD/CVD duties. Commerce is expected to issue its preliminary countervailing duty determinations in February 2026 and preliminary antidumping duty determinations in March 2026. Affirmative determinations in these investigations may increase our operating costs, to the extent we are unable to secure supply of solar cells domestically, until we begin production of solar cells at our planned U.S. manufacturing facilities.
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
In addition, many of our customers depend on debt and/or equity financing to fund the initial capital expenditure required to develop and/or build solar projects, generation plants such as utility scale solar power plants that incorporate our PV solar modules and/or cells, and/or purchase such products. As a result, an increase in interest rates, or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers to secure the financing necessary to develop, build, or install such projects or purchase our PV solar modules and cells on favorable terms, or at all, and thus lower demand for our solar modules and cells, which could limit our growth or reduce our net sales. An increase in interest rates may indirectly impact demand by increasing the cost of capital and could lower an investor’s return on investment in solar projects, increasing equity return requirements, or make alternative investments more attractive relative to solar projects that incorporate our PV solar modules and cells. In addition, increases in interest rates may affect the timing of customer demand for our PV solar modules and cells, as such increases could impact project internal rates of return and result in project delays or cancellations and also reduce financing availability, which could adversely affect project economics and the pace of development.

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
For example, on June 5, 2025 and July 31, 2025, we received notices from CBP relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination. CBP has not quantified the duties it alleges are owed. We have engaged with CBP on these matters, although it is not possible at this time to predict their duration, outcome or impact. For more information, see Item 3. Legal Proceedings.
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
Our substantial indebtedness and obligations to our preferred stockholders and Convertible Note holders could adversely affect our financial condition.
We currently have, and we will continue to have, a significant amount of indebtedness, including the Credit Agreement and Convertible Notes, and outstanding preferred stock. This significant amount of indebtedness and our obligations to our preferred stockholders could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels. Any or all of the above events and/or factors could have an adverse effect on our results of operations and financial condition.
In addition, the terms of our Convertible Notes may require us to make significant cash payments upon conversion, upon the occurrence of a fundamental change, or at maturity, and we may not have sufficient cash or access to financing when such payments are due. The Convertible Notes are not guaranteed by our subsidiaries and are effectively subordinated to the liabilities of our subsidiaries and to any secured indebtedness to the extent of the value of the collateral securing such indebtedness. Any failure to make required payments could result in a default under the indenture covering the Convertible Notes and may trigger cross-defaults under other debt agreements.
Further, the interest rate applicable to the Credit Agreement is based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the Secured Overnight Financing Rate (“Term SOFR”). Term SOFR is a relatively new index rate that is administered by the Federal Reserve Bank of New York (the “New York Fed”). There can be no assurance that the New York Fed will not discontinue the publication of Term SOFR, in which case interest payments on our Senior Secured Credit Facility would need to be calculated using a different index rate, or alter the manner in which Term SOFR is calculated. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and our available cash flow for general corporate requirements may be adversely affected. Our interest expense could also be increased by rising interest rates.
Servicing our debt and obligations to our preferred stockholders requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt and obligations to our preferred stockholders.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Credit Agreement and Convertible Notes, and to pay dividends or redeem our preferred stock depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and obligations to our preferred stockholders and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness or preferred stock will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations or obligations to our preferred stockholders.
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
Our business plan is capital-intensive. Our long-term operating needs and planned investments in our business and manufacturing footprint, as currently devised, will require significant financing to complete. Such financing may not be available at acceptable terms, or at all. Interest rates are subject to fluctuation, and a rise in interest rates could increase our cost of capital. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing. If we are unable to raise substantial additional capital in the near term, our ability to invest in a solar cell factory, other gigafactories, or development projects will be significantly delayed or curtailed. We have commenced construction and made certain financial commitments related to the development of G2_Austin. Any inability to reach final investment decision or to secure financing on attractive terms could have a material adverse effect on our business, financial condition, operating results, and cash flows.
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
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. Our Senior Secured Credit Facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness. In addition, the indenture governing the Convertible Notes does not limit the amount of debt that we or our subsidiaries may incur.
Risks Relating to Ownership of our Common Stock
The concentration of ownership among our executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors, and their affiliates own shares of our common stock as well as other securities convertible into or exchangeable for shares of our common stock, outstanding options and warrants and/or may have certain contractual anti-dilution rights, as applicable, which in each case, may allow them to acquire additional shares of our common stock. As a result, these stockholders as a group could exercise a level of control over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions more difficult without the support of these stockholders.
The market price of our common stock is likely to be highly volatile, and you may lose some or all of your investment.
The market price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•the inability to obtain or maintain the listing of our shares of common stock on NYSE;
•changes in applicable laws or regulations;
•risks relating to the uncertainty of our projected financial information; and
•risks related to the organic and inorganic growth of our business and the timing of expected business milestones.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, or if third-party commentary about our company is negative or ceases, our share price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us. If securities or industry analysts initiate coverage and one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our company, our common stock share price would likely decline. If analysts publish target prices for our common stock that are below the historical sales prices for shares of our common stock on a securities exchange or the then-current public price of our common stock, it could cause our stock price to decline significantly. Further, if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline. In addition to traditional equity research coverage, our common stock price and trading volume may be influenced by commentary, reports and opinions published or disseminated by independent writers, bloggers, podcasters or social media personalities (sometimes referred to as “influencers”), as well as third parties on social media platforms, investor forums and similar channels. These communications may be based on incomplete, inaccurate or misleading information, may be driven by short-term trading interests, and may not reflect our actual business performance or prospects. To the extent such third-party commentary is unfavorable, inaccurate or otherwise negative, our stock price and trading volume could be adversely affected. Conversely, if we have benefited from favorable third-party commentary in the past, there can be no assurance that such commentary will continue and any reduction or cessation of such commentary could also negatively affect demand for our common stock, or our stock price and trading volume.
Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources by making offerings of debt or additional preferred equity securities, including senior or subordinated notes and entering into new loan agreements. Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity-linked offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Except as otherwise disclosed in SEC filings, holders of our common stock are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering and to enter into new loan agreements will depend on market conditions and other risk factors, many of which are beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or borrowings. Thus, our stockholders bear the risk that our future offerings or loan arrangements could reduce the market price of our common stock, could reduce our assets available to them upon our liquidation and could dilute their shareholdings in us.
Future sales of our common stock or equity-linked securities in the public market could lower the trading price of our common stock.
In the future, we may sell shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is, or will be, reserved for issuance upon the exercise of stock options and the vesting of restricted stock units pursuant to our equity incentive plans, upon the exercise of outstanding warrants, upon conversion of our outstanding preferred stock and upon conversion of our 5.25% Convertible Notes (“Convertible Notes”). We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
We do not expect to declare dividends on our common stock in the foreseeable future.
Given the capital-intensive nature of our business, we do not currently anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. As a result, capital appreciation, if any, of our shares of common stock would be your sole source of gain on an investment in such shares for the foreseeable future.
We may call certain of our unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless, and the exercise of a significant number of the warrants could adversely affect the market price of our common stock.
As of December 31, 2025, we had warrants outstanding to purchase 31.6 million shares of common stock consisting of public warrants to purchase 14.7 million shares of common stock (the “Public Warrants”), private warrants to purchase 9.9 million shares of common stock (the “Private Warrants”), and penny warrants to purchase 7.0 million shares of common stock (the “Penny Warrants”). The Public Warrants and Private Warrants entitle the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants and Private Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation. The Penny Warrants entitle the holder thereof to purchase one share of our common stock at a price of $0.01 per share. The Penny Warrants fully vest and become exercisable on March 10, 2026, in whole or in part, and expire on September 10, 2030. On March 10, 2026, the holder exercised the Penny Warrants at an exercise price of $0.01 per share. Upon receipt of the exercise notice and payment of the aggregate exercise price in accordance with the terms of the Penny Warrants, we issued 7.0 million shares of its common stock to the holder. We may call the Public Warrants for redemption once they become exercisable, in whole and not in part, at a price of $0.01 per Public Warrant, so long as we provide at least 30 days prior written notice of redemption to each Public Warrant holder, and if, and only if, the reported last sales price of our common stock equals or exceeds $18.00 per share for each of 20 trading days within the 30 trading-day period ending on the third trading day before the date on which we send the notice of redemption to the Public Warrant holders. However, we may not exercise the redemption right if the issuance of the common stock upon exercise of the Public Warrants and Private Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. None of the Private Warrants are redeemable by us so long as they are held by a certain holder or any of its permitted transferees. Redemption of the outstanding Public Warrants and Private Warrants could force holders to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, sell their warrants at the then-current market price when they might otherwise wish to hold their warrants, or accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.
If a significant number of warrant holders exercise their warrants, the issuance of these shares would dilute other equity holders, which could reduce the market price of our common stock.
There can be no assurance that we will be able to continue to comply with the continued listing standards of the NYSE.
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
Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy, and compliance activities are identified and addressed through our risk control process and through security meetings where we address the threat landscape, including risks related to our third-party service providers. The underlying practices and controls of the cyber risk management program are based on the National Institute of Science and Technology (NIST) Cybersecurity framework (CSF). Our cybersecurity processes include automated tools and technical safeguards managed and monitored by our cybersecurity team. As part of our efforts to safeguard our systems and data, we have sought to implement industry-standard security controls, including endpoint detection and response, encryption, and multi-factor authentication. We engage external cybersecurity service providers to supplement our internal capabilities.
In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas, as well as senior leadership and the Audit and Risk Committee, as appropriate. Incidents are evaluated to determine materiality as well as operational, business, and privacy impacts.
Governance
The Audit and Risk Committee (the “ARC”) has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. The ARC reports any findings and recommendations, as appropriate, to the full Board of Directors for consideration. Management regularly discusses cyber risks and trends and, should they arise, any material incidents with the ARC. Our Cybersecurity team comprises in-house personnel, supported by external managed security services providers and consultants. Our Cybersecurity team leads our technology risk management processes in coordination with senior and management-level representatives from key departments, including Finance, Legal, IT, and Operations. The cybersecurity team overseeing threats reports directly to our Chief of Staff and Senior Vice President, Engineering and Advanced Manufacturing, who in turn reports to our Chief Executive Officer. Members of our Cybersecurity team have experience in areas including management of information technology, data security, and cybersecurity. Management is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through participation in the cybersecurity risk management and strategy processes described above.
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
ITEM 2. PROPERTIES
Our principal facilities are in the United States, and are utilized for manufacturing, selling and administrative activities, and research and development. As of December 31, 2025, in the United States, we lease manufacturing spaces in Wilmer, Texas for our G1_Dallas solar module manufacturing operations. We also lease the real property for our G2_Austin solar cell manufacturing facility in Rockdale, Texas, which is under construction. In Lysaker, Norway we lease office space for the administration of our Norwegian operations and related European assets. In Mo i Rana, Norway, we lease the CQP, which includes support facilities, and the land for Giga Arctic, and own the leasehold improvements and assets related to these leases. We lease other office spaces to support additional personnel in various jurisdictions. We believe that our facilities are suitable and adequate for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. To the knowledge of our management, there are no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property, except as described below.
On June 5, 2025 and July 31, 2025, we received notices from U.S. Customs and Border Protection (“CBP”) relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination (the “Notices”). We have engaged with CBP on these Notices and explained why we believe they were without legal or factual merit. In March 2026, we received bills from CBP for alleged antidumping duties on goods imported in 2024 by the same entity acquired in the Trina Business Combination.  It is unclear what, if any, connection these bills have with the Notices previously received. At this point, the bills received total approximately $25.4 million. The Company is engaging with CBP, through outside counsel, to correct what it believes is the erroneous application of duties, but it is not possible at this time to predict the duration, outcome, or impact of these matters, which the Company maintains would ultimately be subject to indemnification pursuant to the Trina Business Combination.
In November 2025, the Company and a Company executive and Board member (the “Individual”) received grand jury subpoenas from the DOJ, which request the production of documents relating to the sale of the Company’s stock in the second half of 2023 on the account of the Individual, who was a director of the Company at that time. Shortly thereafter, the Company received a voluntary document request from the SEC seeking similar information. The Company believes that the relevant trades relate to stock that the Individual pledged as collateral against a personal loan, which was approved in accordance with the Company’s insider trading policy. The Company is cooperating with both the DOJ and SEC, and it is not possible at this time to predict the duration, outcome or impact of such matters.
RWE Investco EPC MGMT, LLC filed an action, dated December 19, 2025 and served January 7, 2026, against a subsidiary of the Company and TUS, in the Superior Court of the State of California for the County of San Francisco (the “Lawsuit”) alleging breach of contract claims relating to a long-term offtake agreement. We contest the allegations and will vigorously defend against the Lawsuit and pursue all legal remedies available to the Company, including but not limited to the Cross-Complaint filed in January 2026 asserting claims against RWE Investco EPC MGMT, LLC and seeking damages, and a complaint filed in March 2026 against RWE Aktiengesellschaft in the Supreme Court of the State of New York for the County of New York, seeking to enforce their unconditional guaranty of RWE Investco EPC MGMT, LLC’s payment obligations under the long-term offtake agreement for up to $100 million.
First Solar, Inc. initiated patent infringement proceedings in early 2026 against numerous companies in the solar industry, including a district court proceeding against T1 Energy Inc. and T1 G1 Dallas Midco Inc., alleging that such companies are and have been willfully infringing U.S. Patent No. 9,130,074 (the “‘074 Patent”) by, among other actions, importing certain solar cells. Separately, also in early 2026, the International Trade Commission published a Notice of Receipt of Complaint filed by First Solar, Inc. alleging that multiple proposed respondents, including T1 Energy Inc. and T1 G1 Dallas Solar Module LLC, are knowingly and intentionally infringing the ’074 Patent by, among other actions, importing certain solar cells. In that proceeding, First Solar Inc. has requested that the International Trade Commission issue a general exclusion order prohibiting the importation of products that infringe the ’074 Patent, which First Solar, Inc. alleges includes TOPCon solar cells, as well as cease-and-desist orders to all respondents with respect to the importation, sale, marketing, or distribution of such products. We contest the allegations by First Solar, Inc. and will vigorously defend against them and pursue all legal remedies available to the Company.

We believe, taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows. However, the ultimate outcome of these matters cannot be determined at this time, and we cannot guarantee that we will be successful in contesting the Notices or the Lawsuit, or that we will not need to accrue or pay additional amounts in the future.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock and Public Warrants trade on the NYSE using the ticker symbols “TE” and “TE WS”, respectively. As of March 24, 2026, there were 289 holders of record of our common stock and 10 holders of record of our Warrants.
Dividends
To date, we have not declared or paid any dividends on our common stock or ordinary shares and we do not currently anticipate paying any such dividends on our common stock in the foreseeable future. The declaration and payment of dividends on the common stock is at the discretion of our Board of Directors, subject to applicable laws and regulations.
Sales of Unregistered Securities
On December 29, 2025 we entered into a payoff letter (“Payoff Letter”) with Trina Solar (Schweiz) AG and TUS pursuant to which (i) all of our obligations under the $150.0 million senior unsecured note due 2029 issued by the Company to Trina Solar (Schweiz) AG (the “Trina Solar AG Note”) were satisfied, discharged and terminated in full and (ii) $155.0 million of the production reservation fee of $220.0 million that the Company and G1 are obligated to pay to TUS pursuant to the Transaction Agreement (the “Production Reservation Fee”) was satisfied, leaving $65.0 million of the Production Reservation Fee remaining outstanding. In consideration for the satisfaction, discharge and termination of the Trina Solar AG Note in full and the partial discharge of the Production Reservation Fee pursuant to the Payoff Letter, we (i) made a cash payment of $274.0 million to Trina Solar (Schweiz) AG and TUS and (ii) issued 3,000,000 shares of our common stock to Trina Solar (Schweiz) AG.
We granted certain anti-dilution rights to Trina Solar (Schweiz) AG pursuant to the Transaction Agreement in connection with the Trina Business Combination (the “Trina Anti-Dilution Rights”). On October 31, 2025, we entered into an Amended and Restated Stock Purchase Agreement with certain purchasers pursuant to which, among other things, we issued 21,504,901 shares of common stock, 1,600,000 shares of Series B Convertible Non-Voting Preferred Stock, par value $0.01 per share, and 5,000,000 shares of Series B-1 Convertible Non-Voting Preferred Stock, par value $0.01 per share, at a price of $10.00 per share of Series B-1 Preferred Stock. In connection with such stock purchase agreement, Trina Solar (Schweiz) AG informed us of its intention to subscribe for an additional 4,274,704 shares of our common stock at a subscription price of $1.70 per share pursuant to the Trina Anti-Dilution Rights. The subscription for such shares of our common stock pursuant to the Trina Anti-Dilution Rights closed on January 21, 2026, and we received net proceeds of $7.3 million which were used for general corporate purposes.
Each issuance described above of our common stock to Trina Solar (Schweiz) AG was made pursuant to exemptions from registration provided by Section 4(a)(2) of the Securities Act. We relied, in part, upon the representation of Trina Solar (Schweiz) AG that it is an accredited investor (as defined in Regulation D under the Securities Act) for purposes of Rule 501 of Regulation D.
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
For a discussion related to changes in financial condition and the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 31, 2025.
Overview
T1 Energy Inc., a Delaware corporation (“T1”, the “Company”, “we”, or “us”), is an energy solutions provider building an integrated U.S. supply chain for solar modules and cells. We currently manufacture and sell photovoltaic (“PV”) solar modules.
Recent Developments
For the three months ended December 31, 2025, we recognized total net sales of $358.6 million in the period. Additionally, we ended the fourth quarter with cash, cash equivalents, and restricted cash of $270.8 million.
Capital raises, debt repayments, and other transactions
On October 10, 2025, we entered into a Simple Agreement for Future Equity (the “SAFE”) with Talon PV, LLC. Pursuant to the SAFE, and we invested $5.0 million (the “Purchase Amount”) in exchange for the right to certain shares of Talon’s Capital Stock.
On October 23, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with existing and new leading institutional investors for the sale and purchase of our common stock, par value $0.01 per share, in a registered direct offering (“Registered Direct Offering”) for aggregate gross proceeds of $72.0 million, before deducting $4.6 million fees to the placement agent and other offering expenses payable by us. In connection with the Registered Direct Offering, we issued 22,153,850 shares of common stock at a purchase price of $3.25 per share.
On December 15, 2025, we completed a public offering of 32,525,254 shares of common stock (including 4,242,424 shares of common stock pursuant to the underwriters’ option to purchase additional shares, which was exercised in full on December 12, 2025) at a public offering price of $4.95 per share (the “Common Stock Offering”) for aggregate gross proceeds of $161.0 million, before deducting underwriting discounts and commissions and our offering expenses of $10.5 million.
On December 16, 2025, we completed a public offering of $161.0 million aggregate principal amount of the Company’s 5.25% Convertible Senior Notes due 2030 (the “Convertible Notes”) (including $21.0 million aggregate principal amount of Convertible Notes pursuant to the underwriters’ option to purchase additional Convertible Notes to cover over-allotments, which was exercised in full on December 12, 2025) at a public offering price of 100% of the principal amount thereof (the “Convertible Notes Offering”). The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 5.25% per annum from and including December 16, 2025, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2026. The Convertible Notes mature on December 1, 2030, unless earlier repurchased, redeemed or converted.
On December 29, 2025 we entered into a payoff letter (“Payoff Letter”) with Trina Solar (Schweiz) AG and TUS pursuant to which (i) all of our obligations under the Trina Solar AG Note were satisfied, discharged and terminated in full and (ii) $155.0 million of the Production Reservation Fee was satisfied, leaving $65.0 million remaining outstanding. In consideration for the satisfaction, discharge and termination of the Trina Solar AG Note in full and the partial discharge of the Production Reservation Fee, we (i) made a cash payment of $274.0 million to Trina Solar (Schweiz) AG and TUS and (ii) issued 3.0 million shares of Common Stock to Trina Solar (Schweiz). Concurrently, we also entered into a waiver agreement with respect to the Sales Agency Agreement, where TUS agreed to waive, discharge and release $34.0 million of Service Fees (as defined under the Sales Agency Agreement). As a result of the debt extinguishment, we recorded a loss of $8.8 million in our consolidated statements of operations and comprehensive loss.
Regulatory and macroeconomic updates
Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, the United States has recently announced changes to its global trade policy, including significant tariffs on imports from China, Vietnam, Mexico, Canada, and other countries. These actions, and retaliatory tariffs imposed by other countries on U.S. goods and exports, have led to significant volatility and uncertainty in global markets. Additionally, the One Big Beautiful Bill Act (“OBBBA”) introduced new restrictions on equity and debt ownership, material assistance, operational contracts and intellectual property arrangements with Foreign-Influenced Entities (“FIEs”) and/or Specified Foreign Entities (“SFEs”) (collectively, Prohibited Foreign Entities (“PFEs”)) designed to prevent such entities from accessing tax credits available under the IRA. The Company recognizes compliance with these provisions of the OBBBA as a significant regulatory and business priority, and we are focused and actively working to ensure we maintain compliance with these provisions to allow us and our customers to retain the availability of tax credits in the future.
On December 30, 2025, we announced a series of transactions intended to allow us to continue our eligibility for 45X Tax Credits in 2026 and beyond. In this update, we detailed our actions designed to facilitate compliance with the following requirements:
•Equity: Trina Solar’s equity holdings have never exceeded the 25% limit under the OBBBA. In addition, to further bolster our compliance position, we have amended our certificate of incorporation to provide certain limits on SFE equity ownership.
•Debt: We raised significant capital in late 2025 and have used certain of that capital, together with shares of common stock, to make a substantial debt repayment to Trina Solar. As a result, the percentage of our debt held by Trina Solar is below the relevant threshold set by the OBBBA.
•Appointment of Covered Officers: We and Trina Solar entered into an agreement that removes Trina Solar’s previous right to appoint a covered officer.
•Effective Control: After careful analysis and diligence, we concluded that we do not have any agreements that would render us an SFE pursuant to the “effective control” provisions of the OBBBA.
•Intellectual Property: We previously licensed certain patents and other intellectual property from Trina Solar. Trina Solar recently sold that intellectual property to Evervolt and as a result we now license such intellectual property from Evervolt. After conducting customary diligence on Evervolt, we believe that Evervolt is not an SFE.
•Material Assistance: After conducting supply chain diligence, we have purchased solar cells for use in a portion of our solar modules to be produced in 2026 from a supplier that has provided certifications of its non-PFE (“MA Compliant”) status and are undertaking diligence to ensure the remainder of cells for use in 2026 will be MA Compliant. Our efforts to build a domestic supply chain, including domestic cells to be produced at our G2_Austin facility, domestic polysilicon from Hemlock Semiconductor, domestic wafers from Corning, and domestic steel frames from Nextpower are expected to further bolster our ongoing material assistance compliance efforts.
On February 12, 2026, the United States Department of the Treasury released initial guidance pertaining to the implementation of PFE restrictions under the OBBBA. We believe that we remain in compliance with these restrictions and expect to be eligible for 45X Tax Credits. Such guidance is consistent with our interpretation of the relevant OBBBA provisions and validates the compliance plan that we developed and implemented.
New or increased tariffs, changes to existing legislation, and other potential trade policy developments, including with respect to enforceability, are important factors that can impact our business. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and on the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs, potential changes to existing tariffs and legislation, and whether additional tariffs may be imposed, modified, or suspended, and the impacts of such actions on our business.
As a leading and growing American advanced solar technology manufacturer, we broadly support tariffs that are intended to benefit the U.S. solar manufacturing industry, investment in reverse technology transfer, and onshoring of critical U.S. energy supply chains. We are specifically in favor of anti-dumping and countervailing duties (AD/CVD) in the ‘Solar 4’ case as well as the potential implementation of a Section 232 tariff on imported polysilicon.
We are operating in an uncertain macroeconomic environment with significant volatility that may impact consumer demand. To the extent the macroeconomic environment worsens, it may have a material effect on our results of operations and financial condition.

Results of Operations
The following table sets forth information on our consolidated results of operations (in thousands, except percentages):

	Year ended December 31,		2025 vs 2024 Change
	2025	2024	($)	(%)
Net sales	$168,463	$—	$168,463	NM
Net sales - related party	586,832	2,942	583,890	NM
Total net sales	755,295	2,942	752,353	NM
Cost of sales	699,714	1,714	698,000	NM
Gross profit	55,581	1,228	54,353	NM
Selling, general and administrative	235,316	79,196	156,121	197%
Impairment of intangible assets	54,832	1,038	53,794	NM
Total operating expenses	290,148	80,234	209,914	262%
Total other expense	(106,163)	(3,555)	(102,608)	NM
Loss from continuing operations before income taxes	$(340,730)	$(82,561)	$(258,169)	313%
Net loss from discontinued operations, net of tax	$(46,476)	$(383,753)	$337,277	(88%)

NM - Not meaningful
Net sales
Net sales consist of sales of PV solar modules net of intangible asset amortization for customer contracts. We recognize sales for PV solar modules at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.
Total net sales increased by $752.4 million in 2025 compared to 2024. We began selling PV solar modules after our acquisition of all the shares of capital stock of Trina Solar (U.S.) Holding, Inc., a Delaware corporation and related subsidiaries on December 23, 2024 (the “Trina Business Combination”).
In order to help preserve 45X on inventory prior to OBBBA effective date of January 1, 2026, we sold all inventory that would not be in compliance after December 31, 2025, into a weaker than expected market at the end of 2025. Realizations on these sales were lower than expected given the market was absorbing industry sales of modules with non-compliant PFE cells. We believe all of our inventory and sales in 2026 will be OBBBA-compliant, and we expect all solar cells we have sourced and intend to source will be MA Compliant.
Cost of sales
Cost of sales includes the cost of raw materials and components for manufacturing PV solar modules. In addition, our cost of sales includes direct labor for the manufacturing of solar modules and manufacturing overhead, such as engineering, equipment maintenance, quality and production control, and information technology. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, environmental health and safety costs, and costs associated with shipping. These costs are offset by our generation of 45X Tax Credits.
Cost of sales increased by $698.0 million in 2025 compared to 2024. We began selling PV solar modules after the Trina Business Combination was completed on December 23, 2024. The repayments contemplated within the Payoff Letter and the concurrent waiver agreement related to Service Fees under the Sales Agency Agreement that are recorded within cost of sales were analyzed as a combined transaction for purposes of determining the loss on debt extinguishment noted below.
Selling, general and administrative
Selling, general and administrative expenses primarily consist of personnel and personnel-related expenses for our sales, marketing and administrative personnel, commissions, royalty fees, costs for administrative offices, insurance, and outside professional services including legal, accounting, and other advisory services.
Selling, general and administrative expenses increased by $156.1 million, or 197%, in 2025 compared to 2024. This increase is primarily due to an increase in commissions, royalty fees, personnel costs and legal and professional fees following the Trina Business Combination and in concert with our ongoing public policy program. Commissions, royalty fees, and other selling costs of $74.5 million were incurred under arrangements with Trina Solar (Schweiz) AG and its affiliates (the “Trina Group”), a related party, for the year ended December 31, 2025. Amounts incurred under these arrangements for the year ended December 31, 2024 were immaterial.

Impairment of intangible assets
Impairment of intangible assets increased by $53.8 million in 2025 compared to 2024. This increase is primarily due to the write-off of a portion of the value of our acquired customer contracts from the Trina Business Combination related to a dispute regarding a long-term offtake agreement that arose during the third quarter of 2025.
Total other expense
Total other expense primarily consists of the fair value adjustments on our warrant liability, derivative liabilities, loss on settlement of warrant liability, loss on debt extinguishment and interest expense, net.
Total other expense increased by $102.6 million in 2025 compared to 2024. The change is primarily due to interest expense of $37.1 million, fair value adjustment expense related to derivative liabilities of $31.2 million and warrant liabilities of $8.4 million, and a loss on debt extinguishment of $8.8 million as further described below.
On December 29, 2025, we entered into a Payoff Letter pursuant to which (i) all of our obligations under the Trina Solar AG Note were satisfied, discharged and terminated in full and (ii) $155.0 million of the Production Reservation Fee was satisfied, leaving $65.0 million remaining outstanding. In accordance with the Payoff Letter, we (i) made a cash payment of $274.0 million and (ii) issued 3.0 million shares of Common Stock. Concurrently, we also entered into a waiver agreement with respect to the Sales Agency Agreement, where TUS agreed to waive, discharge and release $34.0 million of Service Fees. We recorded a loss on debt extinguishment of $8.8 million related to the transactions.
Net loss from discontinued operations, net of tax
We concluded that the assets of our European businesses and our business in Coweta County, Georgia met the criteria for classification as held for sale as of December 31, 2024. Additionally, we concluded that the ultimate disposal represents a strategic shift that has had a major effect on our operations, resulting in the presentation of the historical financial results of these businesses as discontinued operations.
Net loss from discontinued operations, net of tax decreased by $337.3 million, or 88%, in 2025 compared to 2024. The decrease primarily relates to the reduced research and development activity for our European businesses, government grant income, and a gain from the sale of land in Coweta County partially offset by estimated penalties associated with the expected disposal of our European businesses.
Financial Condition, Liquidity, and Capital Resources
Liquidity and Capital Resources
As of December 31, 2025, we had approximately $270.8 million of cash, cash equivalents, and restricted cash. Our principal sources of liquidity are cash and cash equivalents, issuances of equity and debt securities, cash flows from operating activities and amounts received from government tax credits and incentives.
We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the next 12 months from the issuance of these financial statements.
Our future liquidity requirements depend on many factors, including the timing and extent of the following: capital expenditures for construction of future facilities and purchase of related equipment; spending on other growth initiatives, including through joint ventures; spending to support revenue generating activities; and general economic conditions. In addition to those activities, our short-term liquidity will be utilized to fund the current portion of non-cancellable commitments including leases and debt obligations.
We continue to evaluate the extent of benefits available to us by the IRA, which are expected to favorably impact our liquidity and capital resources in future periods. For example, we currently expect to qualify for the Advanced Manufacturing Production Credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 7 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the 45X Tax Credits we generate will provide us with a significant source of funding throughout its 10-year period. In December 2025, we entered into an agreement for the sale of approximately $160.0 million of 45X Tax Credits we generated during 2025 for an aggregate purchase price of $145.6 million.
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
We have decided to develop our planned G2_Austin solar cell manufacturing facility in two phases. Each phase is a standalone development with limited shared infrastructure. We believe we are positioned to flex capacity to develop up to three phases potentially totaling as many as 8 GW on our existing leasehold. Following the initial completion of detailed project engineering, the first phase of G2_Austin is expected to total 2.1 GW of annual production capacity with an estimated capital expenditure of $400 to $425 million.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Years ended December 31,		2025 vs 2024 Change (%)
	2025	2024
Cash flows from operating activities:	95,463	(102,817)	(193%)
Cash flows from investing activities:	(32,597)	(137,731)	(76%)
Cash flows from financing activities:	129,918	45,870	183%
Operating Activities
Net cash provided by (used in) operating activities increased by $198.3 million in 2025 compared to 2024. The change in cash provided by (used in) operating activities was primarily driven by a decrease in net loss excluding non-cash expenses, gains and losses of $22.0 million, partially offset by favorable changes in operating assets and liabilities of $220.3 million.
Investing Activities
Net cash used in investing activities decreased by $105.1 million in 2025 compared to 2024. The decrease in cash used in investing activities was primarily driven by proceeds from the sale of property and equipment of $50.0 million in 2025 relating to our land in Coweta County, Georgia and net cash used in the Trina Business Combination of $109.6 million in 2024 with no comparable amounts in 2025, partially offset by increased purchases of property and equipment of $28.0 million in 2025, and a decrease in the proceeds from the return of property and equipment deposits.
Financing Activities
Net cash provided by financing activities increased by $84.0 million in 2025 compared to 2024. The increase in cash provided by financing activities was primarily due to $219.8 million in total net proceeds received from our common stock and registered direct offerings and $154.2 million in net proceeds from the issuance of our convertible notes, partially offset by $42.9 million repayment of our Senior Secured Facility and $240.9 million payment to fully extinguish the Trina Solar AG Note and partially extinguish the Production Reservation Fee. See Note 7 – Debt in the accompanying consolidated financial statements for further details regarding our debt obligations.
Critical Accounting Estimates
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
Our significant accounting policies are described in more detail in Note 1 – Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance as these estimates involve a greater degree of judgment and complexity.
Revenue Recognition - Module Sales
We recognize revenue for PV solar module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. We recognize revenue for bill-and-hold arrangements at the point in time the customer obtains control of the modules when all of the following criteria have been met: (i) the arrangement is substantive, (ii) the modules are segregated and identified separately as belonging to the customer, (iii) the modules are ready for physical transfer to the customer, and (iv) we do not have the ability to use the modules or direct them to another customer.
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
We concluded that certain assets of our European businesses and our Coweta County, Georgia business, met the criteria for classification as held for sale as of December 31, 2025 and 2024. Additionally, we concluded that the ultimate disposal of our battery business represents a strategic shift that will have a major effect on our operations. As such, the results of our European businesses and Coweta County, Georgia business are presented as discontinued operations herein.
We calculated valuation allowances totaling $320.1 million for the years ending December 31, 2025 and 2024 to reflect the write-down of the carrying value to fair value less costs to sell within discontinued operations. The fair value was determined by using market participant assumptions. Costs to sell included incremental, direct costs incurred to transact the sale. Refer to Note 1 – Summary of Significant Accounting Policies and Note 17 – Discontinued Operations for further details.
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
An impairment loss is measured by the amount by which the carrying value of an asset group exceeds its fair value. We estimate fair value through valuations obtained from third-party service providers or by using other valuation techniques.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
T1 ENERGY INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
T1 Energy Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of T1 Energy Inc. (the Company) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited the adjustments to the 2024 consolidated financial statements to retrospectively present the reclassification of certain amounts related to the Company’s European businesses that had previously been classified as held for sale and were reclassified to held and used as of December 31, 2025, as described in Note 1, Assets Held for Sale and Discontinued Operations, and Note 17. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of revenue recognition for bill-and-hold arrangements
As discussed in Note 1 and Note 15 to the consolidated financial statements, the Company has total module sales to a related party of $632.2 million for the year ended December 31, 2025, of which $134.4 million is related to bill-and-hold arrangements. The Company recognizes revenue for all bill-and-hold arrangements at the point in time the customer obtains control of the modules and revenue recognition criteria for bill-and-hold arrangements have been met.
We identified the evaluation of revenue recognized under bill-and-hold arrangements as a critical audit matter. A high degree of audit effort and subjective auditor judgment was involved to evaluate the incremental bill-and-hold revenue recognition criteria was met. Specifically, the criteria assessed included (i) the arrangement was substantive; (ii) the modules were segregated and identified separately as belonging to the customer, (iii) the modules were ready for physical transfer to the customer, and (iv) the Company did not have the ability to use the modules or direct them to another customer.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s revenue recognition process, including a control over the assessment of the bill-and-hold revenue recognition criteria. We examined the executed customer contract by inspecting terms and conditions and examined correspondence with the customer to validate:
•the arrangement was substantive
•the customer directed the Company to physically segregate and identify the modules as belonging to the customer
•legal title transferred to the customer once modules were segregated and ready for physical transfer
•the Company did not have the ability to use the modules or direct them to another customer.

Additionally, we confirmed with third party logistics providers the existence of modules held at locations ready for physical transfer to the customer. For modules held at Company-owned facilities, we observed the modules were segregated from other Company-owned inventory.
/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Austin, TX
March 31, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of T1 Energy Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of T1 Energy Inc. and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the year ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”), before the effects of the adjustments to retrospectively present the reclassification of certain amounts that had previously been classified as held for sale and were reclassified as held and used as of December 31, 2025 as described in Note 1 Assets Held for Sale and Discontinued Operations, and Note 17. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively present the reclassification of certain amounts that had previously been classified as held for sale and were reclassified as held and used as of December 31, 2025 as described in Note 1 Assets Held for Sale and Discontinued Operations, and Note 17, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America (the 2024 financial statements before the effects of the adjustments discussed in Note 1 and Note 17 are not presented herein).
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively present the reclassification of certain amounts that had previously been classified as held for sale and were reclassified as held and used as of December 31, 2025 as described in Note 1 Assets Held for Sale and Discontinued Operations, and Note 17 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements, before the effects of the adjustments described above, based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements, before the effects of the adjustments described above, in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers AS
Oslo, Norway
March 31, 2025

We served as the Company’s auditor from 2020 to 2025.

T1 ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$182,450	$72,641
Restricted cash	81,203	4,004
Accounts receivable trade, net - related parties	84,481	—
Government grants receivable, net	36,376	687
Inventory	116,043	274,549
Advances to suppliers	137,532	164,811
Other current assets	5,989	4,370
Current assets of discontinued operations	19,418	50,959
Total current assets	663,492	572,021
Restricted cash	7,120	—
Property and equipment, net	302,302	293,633
Goodwill	57,449	74,527
Intangible assets, net	180,481	283,506
Right-of-use asset under operating leases	151,166	112,159
Other assets	10,098	—
Total assets	$1,372,108	$1,335,846
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,323	$61,745
Accrued liabilities and other	47,224	93,318
Deferred revenue	56,731	48,698
Derivative liabilities	11,661	14,905
Current portion of long-term debt	46,357	42,867
Current portion of long-term debt - related party	—	51,500
Accounts payable and accrued liabilities - related parties	162,754	52,534
Current liabilities of discontinued operations	47,538	44,557
Total current liabilities	463,588	410,124
Long-term deferred revenue	48,189	32,000
Convertible note	152,960	—
Convertible note - related party	—	80,698
Operating lease liability	143,534	105,687
Long-term debt	137,303	188,316
Long-term debt - related party	53,538	238,896
Deferred tax liability	3,758	21,227
Other long-term liabilities	47,353	21,761
Total liabilities	1,050,223	1,098,709
Commitments and contingencies
Redeemable preferred stock
Convertible series A preferred stock, $0.01 par value, 0 and 5,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively, (includes accrued dividends of $0 as of December 31, 2025, and accrued dividends and accretion of $87 as of December 31, 2024)	—	48,375
Convertible series B preferred stock, $0.01 par value, 1,600 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively (includes accrued dividends of $160 and $0 as of December 31, 2025 and 2024, respectively)	17,805	—
Convertible series B-1 preferred stock, $0.01 par value, 5,000 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively (includes accrued dividends of $500 and $0 as of December 31, 2025 and 2024, respectively)	53,710	—
Equity:
Common stock, $0.01 par value, 266,267 and 155,928 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2,663	1,559
Additional paid-in capital	1,358,992	971,416
Accumulated other comprehensive loss	(18,213)	(58,975)
Accumulated deficit	(1,093,072)	(725,238)
Total equity	250,370	188,762
Total liabilities, redeemable preferred stock and equity	$1,372,108	$1,335,846
See accompanying Notes to Consolidated Financial Statements

T1 ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year ended December 31,
	2025	2024
Net sales	$168,463	$—
Net sales - related party	586,832	2,942
Total net sales	755,295	2,942
Cost of sales	699,714	1,714
Gross profit	55,581	1,228
Operating expenses:
Selling, general and administrative	235,316	79,196
Impairment of intangible assets	54,832	1,038
Total operating expenses	290,148	80,234
Operating loss from continuing operations	(234,567)	(79,006)
Other (expense) income:
Warrant liability fair value adjustment	(8,356)	(1,291)
Derivative liabilities fair value adjustment	(31,223)	(14,905)
Loss on settlement of derivative liability	(5,836)	—
Loss on debt extinguishment	(8,753)	—
Impairment of assets previously classified as held for sale	(16,057)	—
Interest (expense) income, net	(37,093)	3,393
Foreign currency transaction (loss) gain	(200)	563
Other income, net	1,355	8,685
Total other expense	(106,163)	(3,555)
Loss from continuing operations before income taxes	(340,730)	(82,561)
Income tax benefit	19,372	15,760
Net loss from continuing operations	(321,358)	(66,801)
Net loss from discontinued operations, net of tax	(46,476)	(383,753)
Net loss	(367,834)	(450,554)
Net loss attributable to non-controlling interests	—	402
Preferred dividends and accretion	(3,511)	(87)
Preferred deemed dividend	(7,777)	—
Tranche right deemed dividend	(1,667)	—
Net loss attributable to common stockholders	$(380,789)	$(450,239)

Weighted average shares outstanding:
Weighted average shares of common stock outstanding - basic and diluted	173,640	140,538

Net loss per share attributable to common stockholders:
Net loss per share from continuing operations - basic and diluted	$(1.93)	$(0.48)
Net loss per share from discontinued operations - basic and diluted	$(0.26)	$(2.72)
Net loss per share - basic and diluted	$(2.19)	$(3.20)

Other comprehensive loss:
Net loss	$(367,834)	$(450,554)
Foreign currency translation adjustments	40,762	(40,149)
Total comprehensive loss	(327,072)	(490,703)
Comprehensive loss attributable to non-controlling interests	—	402
Preferred dividends and accretion	(3,511)	(87)
Preferred deemed dividend	(7,777)	—
Tranche right deemed dividend	(1,667)	—
Comprehensive loss attributable to common stockholders	$(340,027)	$(490,388)
See accompanying Notes to Consolidated Financial Statements

T1 ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity

	Number	Amount
Balance as of December 31, 2023	139,705	$1,397	$925,623	$(18,826)	$—	$(274,999)	$1,521	$634,716
Share-based compensation expense	—	—	7,722	—	—	—	—	7,722
Net loss	—	—	—	—	—	(450,152)	(402)	(450,554)
Reclassification of warrants from liability classified to equity classified	—	—	10	—	—	—	—	10
Exercise of warrants	785	8	(8)	—	—	—	—	—
Issuance of shares of common stock for debt conversion	15,438	154	39,367	—	—	—	—	39,521
Issuance of redeemable preferred stock tranche right	—	—	1,713	—	—	—	—	1,713
Preferred dividends and accretion	—	—	—	—	—	(87)	—	(87)
Other comprehensive loss	—	—	—	(40,149)	—	—	—	(40,149)
Acquisition of non-controlling interest	—	—	(3,011)	—	—	—	(1,119)	(4,130)
Balance as of December 31, 2024	155,928	$1,559	$971,416	$(58,975)	$—	$(725,238)	$—	$188,762
Share-based compensation expense	—	—	11,679	—	—	—	—	11,679
Net loss	—	—	—	—	—	(367,834)	—	(367,834)
Exercise of warrants	157	2	(2)	—	—	—	—	—
Issuance of shares of common stock for debt conversion	30,440	304	86,813	—	—	—	—	87,117
Issuance of penny warrants	—	—	13,510	—	—	—	—	13,510
Exercise of stock options	548	6	(6)	—	—	—	—	—
Tax withholding on stock option exercises	—	—	(714)	—	—	—	—	(714)
Registered Direct Offering	22,154	222	67,173	—	—	—	—	67,395
Issuance of shares for conversion of Series A Preferred Stock	21,505	215	40,967	—	—	—	—	41,182
Exercise of Tranche Right	—	—	(3,379)	—	—	—	—	(3,379)
Common Stock Offering	32,525	325	150,170	—	—	—	—	150,495
Issuance of shares to Trina for debt settlement	3,000	30	19,230	—	—	—	—	19,260
Exercise of Trina anti-dilution right	—	—	13,423	—	—	—	—	13,423
Reclassification of warrants from liability classified to equity classified	10	—	—	—	—	—	—	—
Preferred dividends and accretion	—	—	(3,511)	—	—	—	—	(3,511)
Deemed dividends	—	—	(7,777)	—	—	—	—	(7,777)
Other comprehensive income	—	—	—	40,762	—	—	—	40,762
Balance as of December 31, 2025	266,267	$2,663	$1,358,992	$(18,213)	$—	$(1,093,072)	$—	$250,370

See accompanying Notes to Consolidated Financial Statements

T1 ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(367,834)	$(450,554)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	11,397	7,751
Depreciation and amortization	93,296	10,455
Impairment of intangible assets	54,832	1,038
Impairment of assets previously classified as held for sale	16,057	—
Change in valuation allowance	8,206	311,858
Reduction in the carrying amount of long-term investments due to license termination	—	21,028
Change in fair value of derivative liabilities	31,223	14,905
Loss on debt extinguishment	8,753	—
Loss on settlement of derivative liability	5,836	—
Gain on sale of property and equipment	(5,675)	—
Amortization of debt issuance costs, premium and discount	14,629	—
Reduction in the carrying amount of right-of-use assets	6,420	1,988
Warrant liability fair value adjustment	8,356	1,291
Deferred income taxes	(13,995)	(22,159)
Foreign currency transaction net unrealized loss (gain)	(303)	(1,538)
Other	4,325	1,434
Changes in operating assets and liabilities:
Accounts receivable trade, net - related parties	(77,214)	—
Government grants receivable, net	(35,689)	—
Inventory	158,506	—
Other assets	(5,088)	—
Advances to suppliers and other current assets	19,519	(7,885)
Accounts payable, accrued liabilities and other	135,142	7,571
Deferred revenue	24,764	—
Net cash provided by (used in) operating activities	95,463	(102,817)
Cash flows from investing activities:
Proceeds from the return of property and equipment deposits	1,202	22,735
Purchases of property and equipment	(78,799)	(50,830)
Proceeds from the sale of property and equipment	50,000	—
Purchase of equity investment	(5,000)	—
Business acquisition, net of cash acquired	—	(109,636)
Net cash used in investing activities	(32,597)	(137,731)
Cash flows from financing activities:
Proceeds from issuance of redeemable preferred shares, net of issuance costs	49,831	50,000
Repayment of Senior Secured Credit Facility	(42,867)	—
Extinguishment of long-term debt - related party	(240,903)	—
Proceeds from issuance of Convertible Notes, net of underwriting fees	154,157	—
Payment of debt issuance costs	(8,090)	—
Payment for non-controlling interest	—	(4,130)
Equity-based compensation tax withholding	(101)	—
Proceeds from Common Stock Offering, net of underwriting fees	151,743	—
Proceeds from Registered Direct Offering, net of placement fees	68,040	—
Payment of costs related to equity offerings	(1,892)	—
Net cash provided by financing activities	129,918	45,870
Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	1,344	(4,419)
Net decrease in cash, cash equivalents, and restricted cash	194,128	(199,097)
Cash, cash equivalents, and restricted cash at beginning of period	76,645	275,742
Cash, cash equivalents, and restricted cash at end of period	$270,773	$76,645
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$182,450	$72,641
Restricted cash	88,323	4,004
Cash, cash equivalents, and restricted cash	$270,773	$76,645
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business
T1 Energy Inc. is an energy solutions provider building an integrated U.S. solar supply chain for solar modules to invigorate the United States with scalable, reliable, and low-cost energy. We manufacture and sell photovoltaic (“PV”) solar modules in the United States.
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
Basis of Presentation
The consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the U.S. (“U.S. GAAP”). The consolidated financial statements include the accounts of T1, its wholly owned subsidiaries, majority-owned subsidiaries, and variable interest entities (“VIE”) of which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current year’s presentation in the consolidated financial statements and the accompanying notes.
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
We determined that the assets for our European businesses and our Coweta County, Georgia business, met the criteria for classification as held for sale as of December 31, 2024. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on the Company’s operations and financial results. Refer to Note 17 - Discontinued Operations for further discussion.
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024 were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale.
Upon reclassification, these assets were measured at the lower of (i) their carrying amount prior to classification as held for sale, adjusted for depreciation, amortization and impairment that would have been recognized had the assets remained classified as held and used, or (ii) their fair value at the date of the reclassification. Based on this assessment, the carrying amounts of the assets and liabilities for the European businesses that were reclassified from discontinued operations to held and used were as follows:

	December 31,
	2025	2024
Assets
Other current assets	$1,333	$2,801
Property and equipment, net	—	8,446
Intangible assets, net	—	1,625
Right-of-use asset under operating leases	1,593	1,078
Total assets	$2,926	$13,951

Liabilities
Accounts payable	$1,188	$37
Accrued liabilities and other	6,979	1,972
Deferred revenue	—	543
Operating lease liabilities	2,760	3,900
Total liabilities	$10,927	$6,452
The results of operations for the European businesses that were reclassified from discontinued operations to continuing operations were as follows:

	Year ended December 31,
	2025	2024
Operating expense
Selling, general and administrative	$4,701	$3,705
Impairment of intangible assets	1,625	1,038
Impairment of assets previously classified as held for sale	16,057	—

Other (expense) income:
Foreign currency transaction gain (loss)	(172)	—
Other income, net	4,693	2,582
Total other (expense) income	4,521	2,582

Net loss	(17,862)	(2,161)
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, estimates related to the fair value less costs to sell for assets held for sale, impairment of long-lived assets, purchase price allocation adjustments, the valuation of warrant liabilities, anti-dilution right and share-based compensation. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, however, actual results may differ materially from these estimates.
Risks and Uncertainties
We are subject to those risks common to our business and industry and also those risks common to early stage development companies. These risks include those disclosed in Part 1, Item 1A, of this Annual Report on Form 10-K.
These consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of the date of this report, our existing cash resources, which were primarily provided by operations and offerings of debt and equity securities, are sufficient to support our planned operations for at least the next 12 months from the date of issuance of these consolidated financial statements. Therefore, our consolidated financial statements have been prepared on the basis that we will continue as a going concern.

Concentration of Risks
Customer Concentration Risk
One customer accounted for 78% and 100% of our total net sales during the years ended December 31, 2025 and 2024, respectively. One customer accounted for 100% of our aggregate trade accounts receivable, net as of December 31, 2025. The loss of a significant customer could have a material adverse effect on the Company. Refer to Note 15 - Related Party Transactions for further details.
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
Concentrations of Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and restricted cash. Our cash and cash equivalents and restricted cash are placed with major financial institutions. We have not experienced any credit loss related to our cash and cash equivalents and restricted cash.
Cash Flow Information
Cash flow activity consisted of the following (in thousands):

	Year ended December 31,
	2025	2024
Cash payments included in operating activities:
Interest paid	$17,919	$—
Income taxes paid, net of refunds	10	21
Noncash investing and financing activities:
Equity issued for the Trina Business Combination	$—	$39,521
Liabilities entered into for the Trina Business Combination	—	216,670
Accrued purchases of property and equipment	25,894	5,016
Issuance of Penny Warrants	13,510	—
Issuance of shares of common stock for debt conversion	87,117	—
Deemed dividend related to amendment to Preferred Stock	7,777	—
Deemed dividend related to amendment to Tranche Right	1,667	—
Exercise of Trina anti-dilution right	13,423	—
Issuance of shares for conversion of Series A Preferred Stock	41,182	—
Issuance of shares to Trina for debt settlement	19,260	—
Exercise of Tranche Right	(3,379)	—
Restricted Cash
Certain cash balances are restricted as to withdrawal or use. Restricted cash includes funds held in restricted accounts for debt service, customs, certain contractual terms contained within rental agreements, and certain foreign government income tax withholding requirements.

Fair Value Measurements
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
The estimated useful lives of our property and equipment are as follows:

Asset Class	Useful Life
Machinery and equipment	3 to 5 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Office equipment	3 to 5 years
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
When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the accompanying consolidated statements of operations and comprehensive loss.
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
Allowance for Credit Losses

The allowance for credit losses is a valuation account that is deducted from a financial asset’s amortized cost to present the net amount we expect to collect from such asset. We estimate allowances for credit losses using relevant available information from both internal and external sources, including historical loss experience, current economic conditions, and reasonable and supportable forecasts of future conditions. We recognize write-offs within the allowance for credit losses when cash receipts associated with our financial assets are deemed uncollectible. As of December 31, 2025, we recorded an allowance for credit losses of $5.6 million related to trade accounts receivables.
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
Advances to Suppliers
Certain of our inventory supply contracts require upfront payment for future purchases that we have not yet received. We record these prepayments as advances to suppliers within current assets on our consolidated balance sheets. Amounts recorded as advances to suppliers are reclassified to inventories when we receive the purchases underlying the related prepayment.
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
The Company performed its annual goodwill impairment test as of October 1, 2025. The impairment assessment was performed at the reporting unit level using a qualitative analysis that considered relevant factors, including operating performance, industry and market conditions, and projected future cash flows. Based on the results of this assessment, the Company determined that the fair value of the reporting unit exceeded its carrying amount, and therefore, no goodwill impairment was recorded for the year ended December 31, 2025.
Deferred Revenue
When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Such deferred revenue results from advance payments received on sales of solar modules. Deferred revenue is classified as current or noncurrent based on the expected date that module shipments commence for each sales contract. Generally, deferred revenue will be recognized over a period of less than one to five years. As a practical expedient, we do not adjust the consideration in a contract for the effects of a significant financing component when we expect, at contract inception, that the period between a customer’s advance payment and our transfer of a promised product or service to the customer will be one year or less.
During the year ended December 31, 2025, we recognized revenue related to deliveries of PV solar modules of $40.2 million that was included in deferred revenue at the beginning of the period.
Revenue Recognition – Module Sales
We recognize revenue for PV solar module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. We recognize revenue for bill-and-hold arrangements at the point in time the customer obtains control of the modules when all of the following criteria have been met: (i) the arrangement is substantive, (ii) the modules are segregated and identified separately as belonging to the customer, (iii) the modules are ready for physical transfer to the customer, and (iv) we do not have the ability to use the modules or direct them to another customer. We recognized revenue related to a bill-and-hold arrangement of $134.4 million for the year ended December 31, 2025.
Substantially all of our revenues are from sales in the United States. As of December 31, 2025, we had entered into contracts with customers for the future sale of 6.0 GW of PV solar modules. We expect to recognize sales of 3.0 GW of PV solar modules in 2026, with incremental sales of 1.0 GW of PV solar modules in subsequent years through 2029 for these contracts as we transfer control of the PV solar modules to the customer. These contracts are generally priced on a per-watt basis, subject to true-up adjustments, and require prepayment of 50% of the forecasted purchase price prior to the start of each quarter, with the remaining 50% due under customary 30-day payment terms upon transfer of control. These contracts may also be subject to amendments as agreed to by the parties to the contracts which may increase or decrease the volume of the PV solar modules or change delivery schedules.
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
An impairment loss is measured by the amount by which the carrying value of an asset group exceeds its fair value. We estimate fair value through valuations obtained from third-party service providers or by using other valuation techniques.
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
On October 8, 2025, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with a privately held company, Talon PV, LLC (the “Issuer”). Under the terms of the SAFE, the Company provided $5.0 million in cash in exchange for the right to receive equity in the Issuer upon the occurrence of certain future events, including a qualified equity financing, liquidity event, or dissolution event. The Company evaluated the terms of the SAFE, and concluded the SAFE represents an equity interest in a privately held entity without a readily determinable fair value. As of December 31, 2025, no observable price changes or impairment indicators were identified. Accordingly, the carrying value of the SAFE investment was $5.0 million as of December 31, 2025 which is included in other assets on our consolidated balance sheet.

Leases
A lease is a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification as a short-term lease, operating lease, or finance lease is made at the lease inception. We consider all relevant contractual provisions, including renewal and termination options, to determine the term of the lease. Renewal or termination options that are reasonably certain of exercise by the lessee and those controlled by the lessor are included in determining the lease term. We have made an accounting policy election to present the lease and associated non-lease components as a single component based on the predominant component.
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
Government Grants
The Company recognizes grants over the periods in which we recognize the related costs for which the grants are intended to compensate. For income-based grants, we recognize a receivable and a reduction to the related cost of activities that generated the benefit. For grants related to the purchase or construction of property, we reduce the carrying amount of the property and equipment recorded on the consolidated balance sheets as the grants are received and the conditions for receiving the grants have been fulfilled. Grants, for which the Company has not yet met the criteria to earn or retain the funds received, are deferred and presented as other current or other long-term liabilities on the consolidated balance sheet, until such time as the criteria for recognition of grant income or an offset to construction costs is met. We recognize grants expected to be received directly from a government entity at their stated value. When we expect to transfer grants to a third party, we recognize the grants at, or adjust their carrying value to, the amount expected to be received from the transaction. In December 2025, we entered into an agreement for the sale of approximately $160.0 million of Advanced Manufacturing Production Credits, as defined in Section 45X of the Internal Revenue Code, we generated during 2025 for an aggregate purchase price of $145.6 million.
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
The fair value of share-based compensation awards is calculated with commonly used valuation models. We used a lattice option pricing model for certain stock options granted with a strike price above the grant date price and for market based awards. We used a Black-Scholes-Merton option pricing model for all other stock options. These models use inputs and assumptions, including the market price of the shares on the date of grant, risk-free interest rate, expected volatility, and expected life which involve significant judgment. The fair value of RSUs is measured based on the closing price of our common stock.
Interest Rate Swaps
The Company uses certain interest rate swap agreements to manage exposure to variability in cash flows arising from changes in interest rates on its variable‑rate debt obligations. These instruments are accounted for as derivative assets or liabilities in accordance with ASC 815 and recorded in the consolidated balance sheets at fair value, with changes in fair value recognized in earnings. The fair value of the interest rate swaps reflects a less than $0.1 million loss and less than $0.1 million gain for the years ended December 31, 2025 and 2024, respectively, which is recognized in other income, net in the consolidated statements of operations and comprehensive loss.
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
Some terms of the warrants, such as those related to cash settlement and redemption, are valid only for a restricted group or class of holders, the warrants would be considered liability classified and such classification would be reevaluated upon distribution to a holder outside of that class. For equity classified warrants, the grant date fair value of the warrants is expensed over the vesting period. Liability-classified warrants are measured at fair value at each balance sheet date. The fair value of the liability-classified warrants are presented as derivative liabilities and other long-term liabilities on the consolidated balance sheets as of December 31, 2025 and 2024, respectively, with the corresponding change in value shown as warrant liability fair value adjustment in the consolidated statements of operations and comprehensive loss.
We measure the fair value of liability-classified warrants using a Black-Scholes-Merton option pricing model. The assumptions and estimates used in this model incorporate significant inputs not observable in the market, including risk-free interest rate, expected term, and expected volatility, which results in this being classified as a Level 3 measurement within the fair value hierarchy. We account for Private Warrants as derivative liabilities on the consolidated balance sheets. We measure the fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss in the period of change.
Defined Contribution Benefit Plans
We have defined contribution benefit plans for our employees as defined under U.S. and Norwegian law, as well as in other countries. We made contributions to our defined contribution benefit plans of $1.0 million in 2025 and $2.6 million in 2024.
Income Taxes
Income tax expense is based on relevant tax rates in effect in the countries in which we operate and earn income. Current income tax expense reflects an estimate of our income tax liability for the current year, including changes in prior year tax estimates as returns are filed, and tax audit adjustments, if any.
Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax effected by applying the relevant tax rate, applicable to the periods in which the reversal of such differences is expected to affect taxable income. Changes in deferred income tax assets and liabilities are included as a component of income tax expense, unless they are associated with components of other comprehensive income, which are instead reflected as a change in other comprehensive income. The effect of changes in enacted tax rates on deferred income tax assets and liabilities is reflected in income tax expense in the period of enactment. A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized, after consideration of both positive and negative evidence about realization. Changes in the valuation allowances occurring in subsequent periods are included in the consolidated statements of operations and comprehensive loss.
Assets and liabilities are established for uncertain tax positions taken, or expected to be taken, in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on their technical merits. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.
Adoption of Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The standard is intended to benefit stockholders by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance applies to all entities subject to income taxes and is effective for annual periods beginning after December 15, 2024. The Company adopted this standard on a prospective basis for the year ended December 31, 2025. For further information, refer to Note 14 - Income Taxes.

Future Adoption of New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options. This standard provides guidance on the accounting treatment for induced conversions of convertible debt. Companies must recognize and measure the impact of incentives offered to induce early conversion of convertible debt separately from existing debt liability. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We have convertible debt outstanding and are currently evaluating the effect of adoption of this standard on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This standard only modifies disclosure requirements; as such, we do not expect the adoption of this standard to result in a material impact on our consolidated statements of operations and comprehensive loss, balance sheet or cash flows. We are currently evaluating the effect of the adoption of this standard on our consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, was issued to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard introduces a practical expedient for entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of electing the practical expedient and the impact it may have on its consolidated financial statements and related disclosures. We do not expect to incur material credit losses when assessing the collectability of receivable balances, and therefore, we do not expect the adoption of this standard to result in a material impact on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities, which largely codifies our current approach to accounting for such grants. ASU 2025-10 is effective for public companies for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. we are currently evaluating these options. We are currently evaluating this ASU and do not expect this ASU to have a material impact on our consolidated financial statements or related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either on a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating this ASU and do not expect this ASU to have a material impact on our consolidated financial statements or related disclosures.
2. BUSINESS COMBINATION
On December 23, 2024, we completed the acquisition of all the shares of capital stock of Trina Solar (U.S.) Holding Inc., a Delaware corporation and related subsidiaries (collectively “Trina Solar US Holding”).
The acquisition was accounted for as a business combination (“Trina Business Combination”). The results of Trina Solar US Holding’s operations have been included in our consolidated financial statements since that date.
The aggregate purchase price was $406.8 million consisting of cash, common stock, convertible notes, debt, and other liabilities. The purchase price was preliminarily allocated to the underlying assets and liabilities based upon their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. For further information, refer to Note 5 - Goodwill and Intangible Assets, Net. As of December 31, 2025, we have finished our review of the fair value of assets acquired and liabilities assumed in the Trina Business Combination and finalized our purchase price allocation.
Recognition of goodwill is largely attributed to the value paid for Trina Solar US Holding’s established business, which will enable the immediate commencement of operations and provide a platform for us to grow our business in the solar industry. The goodwill recorded for this transaction will be deductible for tax purposes over 15 years.

The following table represents the final purchase price allocation for Trina Solar US Holding (in thousands):

Purchase price allocation:
Cash consideration	$150,609
Fair value of equity consideration	39,521
Trina Solar AG note	117,655
Convertible note	80,561
Fair value of anti-dilution right	18,454
Total	$406,800

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$40,973
Prepaid assets	2,377
Advances to suppliers (1)	176,119
Inventory	265,337
Property and equipment	274,241
Intangible assets	283,000
Right-of-use asset under operating leases	111,179
Accounts payable	(71,726)
Accrued liabilities and other (2)	(70,550)
Deferred revenue	(48,155)
Current portion of long-term debt	(42,867)
Current portion of long-term debt - related party	(44,000)
Payables to related parties	(36,888)
Long-term deferred revenue	(32,000)
Operating lease liability	(101,864)
Long-term debt	(187,956)
Long-term debt - related party	(128,400)
Deferred tax liability (3)	(39,469)
Total identifiable net assets	$349,351

Goodwill	$57,449
(1) During the year ended December 31, 2025, the Company obtained additional information related to advances to suppliers which led to an increase of $11.1 million and a corresponding decrease of $11.1 million in goodwill compared to the estimated fair values included in the Annual Report on Form 10-K filed on March 31, 2025.
(2) During the year ended December 31, 2025, the Company obtained additional information related to accrued liabilities which led to a decrease of $2.5 million and a corresponding decrease of $2.5 million in goodwill compared to the estimated fair values included in the Annual Report on Form 10-K filed on March 31, 2025.
(3) During the year ended December 31, 2025, the Company obtained additional information related to deferred tax liabilities which led to a decrease of $3.5 million and a corresponding decrease of $3.5 million in goodwill compared to the estimated fair values included in the Annual Report on Form 10-K filed on March 31, 2025.
Intangible assets are related to customer contracts and represent the fair value of future projected revenue that will be derived from sales under existing offtake agreements. Customer contracts were valued using an income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the customer contracts compared to forecasted merchant revenues. The economic useful life of 5 years was determined based on contractual terms of the offtake agreements. Significant judgment was exercised to estimate the fair value of the customer contracts acquired, which involved the use of estimates and assumptions with respect to the amounts of forecasted merchant revenues and discount rates.

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
The following table represents unaudited supplemental pro forma consolidated net sales and net loss attributable to T1 Energy Inc. for the year ended December 31, 2024, as if the Trina Business Combination had occurred on January 1, 2024. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisition occurred on the date indicated or of results that may occur in the future.

Year ended December 31,
2024
Net sales	$2,990
Net loss attributable to T1 Energy Inc.	(535,864)
Under the terms of the Transaction Agreement with Trina, we agreed to use reasonable efforts to dispose of, divest, transfer, or otherwise sell the assets and operations that constitute our European business within six months of December 23, 2024. Unless waived by the counterparty in writing, we expect to incur fees of $2.0 million per month until the business is disposed of. Additionally, if the total consideration received through the disposal is less than $45.0 million, we will owe fees equal to 19.9% of the shortfall.
As of December 31, 2025, our European business remains unsold and continues to be held for sale. The historical results of this business are classified as discontinued operations in our consolidated financial statements. Due to the terms of the Transaction Agreement that require us to sell our European business, we have accrued estimated fees of $26.8 million during the year ended December 31, 2025. For additional information, refer to Note 17 - Discontinued Operations.
3. INVENTORY
Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$114,588	$253,409
Spare parts	1,221	—
Work-in-process	80	—
Finished goods - PV solar modules	154	21,140
Total	$116,043	$274,549

4. PROPERTY AND EQUIPMENT, NET
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$193,659	$6,832
Machinery and equipment	115,029	5,383
Office equipment	7,660	2,676
Construction in progress	31,061	290,731
Property and equipment	347,409	305,622
Less: Accumulated depreciation	(45,107)	(11,989)
Property and equipment, net	$302,302	$293,633
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024 were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. Refer to Note 1 - Summary of Significant Accounting Policies for further details.
Depreciation expense was $45.1 million and $0.6 million for the years ended December 31, 2025 and 2024.
During the year ended December 31, 2025, we disposed of certain office equipment that was no longer in use. As a result of this disposal, we recorded a loss of $1.2 million, representing the remaining net book value of the assets at the date of disposal. The loss was recognized in other income (expense), net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
Long-lived assets, consisting of property and equipment, net and right-of-use asset under operating leases, by geographic area consisted of the following (in thousands):

	December 31,
	2025	2024
United States	$451,875	$395,733
Norway and other	1,592	10,059
Total	$453,467	$405,792
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying value of goodwill were as follows (in thousands):

Balance as of December 31, 2024	$74,527
Measurement period adjustments	(17,078)
Balance as of December 31, 2025	$57,449
On December 23, 2024, we completed the acquisition of all the shares of capital stock of Trina Solar US Holding. The acquisition was accounted for as a business combination, Trina Business Combination, which requires assets and liabilities to be measured at their acquisition date fair values. As of December 31, 2025, we have finished our review of the fair value of assets acquired and liabilities assumed in the Trina Business Combination and finalized our purchase price allocation. During the year ended December 31, 2025, we made measurement period adjustments, up to one year from the acquisition date, to our fair value measurements as we identified new information to consider that existed as of the acquisition date.
We recognized measurement period adjustments for the Trina Business Combination as a decrease to goodwill of $17.1 million resulting from adjustments to advances to suppliers of $11.1 million, accrued liabilities and other of $2.5 million, and deferred tax liabilities of $3.5 million.
Intangible Assets, net

In connection with the Trina Business Combination, we recognized intangible assets related to acquired favorable customer contracts. An estimated useful life of 5 years was determined based on contractual terms of the offtake agreements. Intangible asset amortization for acquired favorable customer contracts is recognized in the consolidated statements of operations and comprehensive loss as a reduction to net sales.
During the year ended December 31, 2025, a dispute arose with respect to one of the Company’s acquired customer contracts that reduced our expected sales volumes as compared to contracted amounts. As a result, we evaluated such acquired customer contract for potential impairment and concluded that the carrying value was not recoverable as of December 31, 2025. Therefore, we wrote off the carrying value of such asset and recognized an asset impairment loss of $53.2 million for the year ended December 31, 2025.
During the year ended December 31, 2025, the Company reclassified certain licenses related to the European businesses that had previously been classified as held for sale as of December 31, 2024 to held and used as these licenses were determined to not be available for immediate sale as of December 31, 2025. Refer to Note 1 - Summary of Significant Accounting Policies for further details.
Intangible assets, net consisted of the following (in thousands):

	Customer contracts	Licenses	Total
Balance at January 1, 2024	$—	$2,813	$2,813
Acquired from Trina Business Combination	283,000	—	283,000
Amortization	(1,119)	(150)	(1,269)
Intangible asset impairment	—	(1,038)	(1,038)
Balance at December 31, 2024	$281,881	$1,625	$283,506
Amortization	(48,193)	—	(48,193)
Intangible asset impairment	(53,207)	(1,625)	(54,832)
Balance at December 31, 2025	$180,481	$—	$180,481
Future annual amortization expense is estimated to be as follows (in thousands):

2026	$45,400
2027	45,400
2028	45,400
2029	44,281
2030	—
Thereafter	—
Total	$180,481
6. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued purchases	$19,513	$65,156
Accrued payroll and payroll related expenses	10,223	12,410
Operating lease liabilities	14,931	11,244
Other current liabilities	2,557	4,508
Total	$47,224	$93,318
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024 were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. Refer to Note 1 - Summary of Significant Accounting Policies for further details.

7. DEBT
Our debt arrangements consisted of the following (in thousands):

	December 31,
Loan Agreement	2025	2024
Trina Solar AG Note	$—	$150,000
Production Reservation Fee	65,000	220,000
Senior Secured Credit Facility	192,133	235,000
Convertible note - related party	—	80,000
Convertible Notes	161,000	—
Total debt principal	$418,133	$685,000
Less: unamortized discount	(27,975)	(82,723)
Total debt	$390,158	$602,277
Less: current portion	46,357	94,367
Noncurrent portion	$343,801	$507,910
Trina Solar AG Note
In connection with the Trina Business Combination, we issued a senior unsecured note due 2029 to Trina Solar (Schweiz) AG, a related party. The principal on the note was $150.0 million, payable in quarterly installments of $7.5 million commencing on December 31, 2025, and concluding on December 23, 2029, the maturity date, with the repayment of the final $30.0 million.
On December 29, 2025 the Company entered into a payoff letter (“Payoff Letter”) with Trina Solar (Schweiz) AG and Trina Solar (U.S.) (“TUS”) pursuant to which (i) all obligations of the Company under the Trina Solar AG Note were satisfied, discharged and terminated in full (ii) $155.0 million of the production reservation fee of $220.0 million that the Company and G1 were obligated to pay to TUS pursuant to the Transaction Agreement (the “Production Reservation Fee”) was satisfied, leaving $65.0 million of the Production Reservation Fee remaining outstanding as an obligation of the Company. As consideration for the satisfaction, discharge and termination of the Trina Solar AG Note in full and the partial discharge of the Production Reservation Fee, the Company (i) made a cash payment of $274.0 million to Trina Solar (Schweiz) AG and TUS and (ii) issued 3.0 million shares of its Common Stock to Trina Solar (Schweiz). Concurrently, the Company and TUS also entered into a waiver agreement with respect to the Sales Agency Agreement, where TUS agreed to waive, discharge and release $34.0 million of Service Fees (as defined under the Sales Agency Agreement). As a result of the transaction, we recorded a loss on debt extinguishment of $8.8 million in the consolidated statements of operations and comprehensive loss.
Production Reservation Fee
In connection with the Trina Business Combination, we assumed a debt obligation with TUS, a related party, for a principal amount of $220.0 million. The principal on the debt is payable in annual installments of $44.0 million commencing on the first anniversary of the closing of the Trina Business Combination and matures on December 23, 2029. On December 29, 2025, $155.0 million of the Production Reservation Fee was satisfied as a prepayment of future annual installments, leaving $65.0 million of the Production Reservation Fee remaining outstanding as an obligation of the Company. Provided that the Company makes all scheduled installment payments, the debt will bear no interest. However, if the Company fails to make an installment payment, both parties shall negotiate a revised payment schedule in good faith, and any unpaid installment balance will accrue interest at a rate of 6.0% per annum.
Senior Secured Credit Facility
In connection with the Trina Business Combination, we assumed a $235.0 million senior secured credit agreement with a consortium of banks, with HSBC Bank USA, N.A. serving as the administrative agent (as amended, the “Credit Agreement”). The Credit Agreement is dedicated to financing the development, construction, and operation of our PV solar module manufacturing facility operating in Wilmer, TX with a total nameplate production capacity of five gigawatts per annum (“G1_Dallas”), as well as funding-related fees and expenses. The Credit Agreement matures on December 31, 2029.
Borrowings under the Credit Agreement are secured by substantially all of our project-related assets. Interest on amounts drawn accrues at our option of either (i) a base rate (as defined in the Credit Agreement) plus a margin of 3.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.5%.

In connection with the Senior Secured Credit Facility, we entered into interest rate swap agreements with certain financial institutions to manage exposure to variability in interest rates associated with the variable-rate borrowings. These swap agreements effectively convert a portion of our variable-rate debt obligations to fixed interest rates over the term of the agreements. Under the terms of the swap agreements, we exchange variable-rate interest payments based on the applicable benchmark rate under the Senior Secured Credit Facility for fixed-rate interest payments with the respective counterparties. The objective of these agreements is to reduce the impact of fluctuations in market interest rates on the interest expense. The interest rate swap agreements have maturities that correspond with the underlying debt and are subject to customary terms and conditions with the counterparties.
Following the substantial completion of G1_Dallas and satisfaction of other conditions precedent, the Credit Agreement was amended and converted from a construction loan to a term loan during the three months ended June 30, 2025, resulting in the start of principal repayments. We may prepay outstanding amounts in whole or in part at any time, subject to certain customary conditions. The Credit Agreement requires us to comply with specified financial and non-financial covenants including a debt service ratio. We were in compliance with the financial and non-financial covenants in the Credit Agreement through the date of this Report.
On November 14, 2025, we entered into a Letter Agreement and Amendment No. 7 to our Credit Agreement pursuant to which we received a waiver for, among other things, any non-compliance under the Credit Agreement as a result of what was then a potential dispute with one of the Company’s acquired customer contracts that arose during the three months ended December 31, 2025, and consent for entry into an offtake contract with a different counterparty.
The amendments to the Credit Agreement entered into during the year ended December 31, 2025 were treated as debt modifications, and as a result, the Company recorded $6.8 million of fees paid to the lender as a direct deduction from the carrying amount of the debt and are amortized as interest expense over the contractual term using the effective interest method.
Convertible note - related party
In connection with the Trina Business Combination, we issued an $80.0 million convertible note on December 23, 2024, due in five years to Trina Solar (Schweiz) AG, a related party. Under the terms of the note, conversion into our common stock was expected to take place in two stages: (i) into 12.5 million shares of common stock, subject to certain adjustments, within five business days of obtaining approval from the Committee on Foreign Investment in the United States (“CFIUS”) on the Trina Business Combination and (ii) into 17.9 million shares of common stock, subject to certain adjustments, within five business days of securing required stockholder approval. The convertible note had an initial interest rate of 7.0% per annum and escalates by an additional 3.0% starting six months after the closing of the Trina Business Combination and every 60 days thereafter if conversion does not occur within specified deadlines.
On September 5, 2025, the first stage of the convertible note was converted into 12.5 million shares of common stock. The remaining balance of the convertible note was converted into 17.9 million shares of common stock on December 10, 2025.
Convertible Notes
On December 16, 2025, the Company completed a public offering of $161.0 million aggregate principal amount of the Company’s 5.25% Convertible Senior Notes due 2030 (the “Convertible Notes”) at a public offering price of 100% of the principal amount thereof (the “Convertible Notes Offering”). The Convertible Notes are the senior unsecured obligations of the Company and will bear interest at a rate of 5.25% per annum from and including December 16, 2025, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2026. The Convertible Notes will mature on December 1, 2030, unless earlier repurchased, redeemed or converted.
Before September 1, 2030, holders may convert their Convertible Notes at their option only in certain circumstances. From and after September 1, 2030, holders may convert their Convertible Notes at their option until the close of business on the business day immediately preceding the maturity date. The Company will settle conversions by paying and/or delivering, as applicable, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 144.3001 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $6.93 per share of common stock. If a “make-whole fundamental change” (as defined in the Indenture) occurs, or if the Company calls a holder’s Convertible Notes for redemption, then the Company will in certain circumstances increase the conversion rate for a specified period of time for holders who convert their Convertible Notes in connection with that make-whole fundamental change, or who convert their Convertible Notes that are called for such redemption. As the Company has the option to settle in shares, these shares are considered potentially dilutive for the calculation of diluted earnings per share.
The Convertible Notes will be redeemable in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after December 6, 2028, and prior to the 41st scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock equals or exceeds 130% of the conversion price for the Convertible Notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding Convertible Notes unless at least $50.0 million aggregate principal amount of Convertible Notes are outstanding.
The Company evaluated the terms of the Convertible Notes and concluded that the embedded conversion feature should be accounted for as part of the host debt instrument. As a result, the Convertible Notes are recorded as a single liability measured at amortized cost. The Company incurred $8.1 million of debt issuance costs related to the Convertible Notes Offering. These costs were recorded as a direct deduction from the carrying amount of the Convertible Notes and are being amortized to interest expense over the contractual term using the effective interest method. We recorded $0.4 million in interest expense on the Convertible Notes for the year ended December 31, 2025, which includes $0.3 million of contractual interest and $0.1 million of amortization of debt issuance costs. The Convertible Notes are governed by customary terms and covenants, which we were in compliance with through the date of this Report. The carrying amount of the Convertible Notes as of December 31, 2025 was $153.0 million, which includes $8.0 million unamortized debt issuance costs.
Interest Rates
As of December 31, 2025, our debt borrowing rates were as follows:

Loan Agreement	Interest Rate	Effective Interest Rate
Production Reservation Fee	—%	4.9%
Senior Secured Credit Facility	SOFR plus 2.5%	7.5%
Convertible Notes	5.3%	5.3%
Schedule of Principal Maturities of Debt
The aggregate maturities of long-term debt as of December 31, 2025, were as follows (in thousands):

2026	$46,357
2027	51,578
2028	71,951
2029	87,247
2030	161,000
Thereafter	—
Total	$418,133
8. LEASES
Our operating leases primarily consist of our G1_Dallas solar module facility in Wilmer, Texas and our G2_Austin solar cell manufacturing facility in Rockdale, Texas. In Norway, we also lease office space for the administration of our Norwegian operations and related European assets and the CQP, which includes support facilities. We also lease other office spaces to support additional personnel in various jurisdictions. We have short-term leases for which we elected to apply the short-term lease exemption to leases with a term of twelve months or less, and accordingly, have not recognized a right-of-use asset or lease liability. We have no other leases that are presented as continuing operations.
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024 were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. Refer to Note 1 - Summary of Significant Accounting Policies for further details.
Lease liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued liabilities and other (short-term)	$14,931	$11,244
Operating lease liability (long-term)	143,534	105,687
Total	$158,465	$116,931

Lease expense consisted of the following (in thousands):

	Years ended December 31,
	2025	2024
Operating lease cost	$4,249	$3,058
Variable lease cost	—	—
Short-term lease cost	422	—
Total lease cost	$4,671	$3,058
The remaining minimum lease payments due on our long-term leases as of December 31, 2025 are as follows (in thousands):

2026	$15,500
2027	16,488
2028	15,870
2029	15,980
2030	16,508
Thereafter	185,772
Total undiscounted lease payments	$266,118
Less: Imputed interest	(107,653)
Present value of lease liabilities	$158,465
Weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	14.7	13.9
Weighted-average discount rate	7.1%	7.0%
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$14,141	$1,691
Non-cash additions to right-of-use assets obtained in exchange for lease liabilities	44,699	111,779
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and if such loss or a range of losses is estimable, often involves significant judgment, including estimates and assumptions about future events. To the knowledge of our management, as of December 31, 2025, there are no material litigation, claims, or actions currently pending against us, any of our officers, or directors in their capacity as such, or against any of our property.
On June 5, 2025 and July 31, 2025, we received notices from U.S. Customs and Border Protection ( “CBP”) relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination (the “Notices”). We have engaged with CBP on these Notices and explained why we believe they were without legal or factual merit. In March 2026, we received bills from CBP for alleged antidumping duties on goods imported in 2024 by the same entity acquired in the Trina Business Combination.  It is unclear what, if any, connection these bills have with the Notices previously received. At this point, the bills received total approximately $25.4 million. The Company is engaging with CBP, through outside counsel, to correct what it believes are the erroneous application of duties, but it is not possible at this time to predict the duration, outcome, or impact of these matters, which the Company maintains would ultimately be subject to indemnification pursuant to the Trina Business Combination.

In November 2025, the Company and a Company executive and Board member (the “Individual”) received grand jury subpoenas from the Department of Justice (“DOJ”), which request the production of documents relating to the sale of the Company’s stock in the second half of 2023 on account of the Individual, who was a director of the Company at that time. Shortly thereafter, the Company received a voluntary document request from the SEC seeking similar information. The Company believes that the relevant trades relate to stock that the Individual pledged as collateral against a personal loan, which was approved in accordance with the Company’s insider trading policy. The Company is cooperating with both the DOJ and SEC, and it is not possible at this time to predict the duration, outcome or impact of such matters.
In December 2025, RWE Investco EPC MGMT, LLC filed an action against a subsidiary of the Company and TUS, in the Superior Court of the State of California for the County of San Francisco (the “Lawsuit”) alleging breach of contract claims relating to a long-term offtake agreement. We contest the allegations and intend to vigorously defend against the Lawsuit and pursue all legal remedies available to the Company, including but not limited to a Cross-Complaint filed in January 2026 asserting claims against RWE Investco EPC MGMT, LLC and seeking damages, and a complaint filed in March 2026 against RWE Aktiengesellschaft in the Supreme Court of the State of New York for the County of New York, seeking to enforce their unconditional guaranty of RWE Investco EPC MGMT, LLC’s payment obligations under the long-term offtake agreement for up to $100 million.
We believe, taking into consideration our indemnities, defenses, insurance and reserves the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows. However, the ultimate outcome of these matters cannot be determined at this time, and we cannot guarantee that we will be successful in contesting the Notices or Lawsuit, or that we will not need to accrue or pay additional amounts in the future.
10. WARRANTS
Public, Private and Penny Warrants
As of December 31, 2025, we had 31.6 million warrants outstanding (the “Warrants”), consisting of 14.7 million public warrants (the “Public Warrants”), 9.9 million private warrants (the “Private Warrants”), and penny warrants to purchase 7.0 million shares of common stock (the “Penny Warrants”). As of December 31, 2024, we had 24.6 million warrants outstanding, consisting of 14.7 million Public Warrants and 9.9 million Private Warrants.
The Public Warrants and Private Warrants entitle the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants and Private Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation. The Penny Warrants entitle the holder thereof to purchase one share of our common stock at a price of $0.01 per share. The Penny Warrants fully vested and became exercisable on March 10, 2026, in whole or in part, and expire on September 10, 2030. Refer to Note 11 - Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement for further information on the Penny Warrants.
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
The Private Warrants are identical to the Public Warrants, except that so long as they are held by a certain holder or any of its permitted transferees, the Private Warrants: (i) may be exercised for cash or on a cashless basis and (ii) shall not be redeemable by us. We determined that the Private Warrants are not considered indexed to our common stock as the holder of the Private Warrants impacts the settlement amount and thus, they are liability classified. The Private Warrants are presented as derivative liabilities and other long-term liabilities on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
If Private Warrants are sold or transferred to another party that is not the specified holder or any of its permitted transferees, the Private Warrants become Public Warrants and qualify for classification within stockholders’ equity at the fair value on the date of the transfer. See also Note 12 – Fair Value Measurement.
On March 10, 2026, the holder exercised the Penny Warrants at an exercise price of $0.01 per share. Upon receipt of the exercise notice and payment of the aggregate exercise price in accordance with the terms of the Penny Warrants, we issued 7.0 million shares of our common stock to the holder.
EDGE Warrants
As of December 31, 2024, we had 0.7 million warrants held by EDGE Global LLC ("EDGE Global"), a related party, or its co-owners that were outstanding and exercisable. Each of these warrants entitled the holder thereof to purchase one share of our common stock at the exercise price of $1.22, subject to adjustments. During the year ended December 31, 2025, all remaining 0.7 million warrants were settled through the issuance of 0.2 million shares of common stock resulting from a cashless exercise.

11. REDEEMABLE PREFERRED STOCK, ANTI-DILUTION RIGHTS, AND SHARE PURCHASE AGREEMENT
Redeemable Preferred Stock
On December 23, 2024, 5.0 million shares of non-voting Convertible Series A Preferred Stock (“Series A Preferred Stock”) were issued with a stated value of $10.00, for an aggregate value of $50.0 million. The Series A Preferred Stock was issued to certain funds and accounts managed by Encompass Capital Advisors LLC (“Encompass”), a related party, and had a term of 3 years from December 23, 2024. If not converted by the holder into the Company’s common stock, we were required to redeem the Series A Preferred Stock at maturity at par value plus any accrued and unpaid dividends. The Series A Preferred Stock ranked senior to the Common Stock but junior to all debt obligations of the Company and had a liquidation preference equal to $10.00 per share of Series A Preferred Stock plus accrued but unpaid dividends. The Series A Preferred Stock carried 6% cash dividends, accruing on the funding of the first tranche and payable in arrears (i) on the dividend date 18 months after the first tranche funding and (ii) every six months after such dividend payment date. For the year ended December 31, 2025, we recognized $2.6 million of dividends on Series A Preferred Stock.
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
The amendment to the Preferred Stock Purchase Agreement was treated as an extinguishment of the original instrument. During the year ended December 31, 2025, the Company derecognized the carrying value of the Series A Preferred Stock of $50.6 million in equity and recognized a new Series A Preferred Stock instrument of $58.4 million with the difference of $7.8 million recorded as a deemed dividend through a reduction to additional paid-in capital. The fair value of the new Series A Preferred Stock was estimated using a bond plus call approach, considering the amended conversion price of $1.70 per share, the Company's volatility as well as the Company's credit risks associated with the bond component. Dividends will continue to be accrued on the Series A Preferred Stock in accordance with the Preferred Stock Purchase Agreement. Additionally, the Tranche Right was revalued immediately before and immediately after amendment with the difference in fair value of $1.7 million recorded as a deemed dividend through a reduction to additional paid-in capital. The fair value of the Tranche Right was estimated using a Monte Carlo simulation within a risk-neutral framework, considering the draw right, the penalty if not drawn, and the terms if drawn.
On October 31, 2025, the Company entered into an Amended and Restated Stock Purchase Agreement (the “Encompass Stock Purchase Agreement”) with Encompass. Pursuant to the terms and subject to the conditions of the Encompass Stock Purchase Agreement, in partial consideration for the redemption and cancellation of all then-issued and outstanding shares of the Series A Preferred Stock, Encompass purchased (i) 21.5 million shares of Common Stock and (ii) 1.6 million shares of the Company’s Series B Convertible Non-Voting Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”) with a maturity date of December 23, 2027. The Encompass Stock Purchase Agreement amends and restates the Preferred Stock Purchase Agreement by and between the Company and the purchasers thereto, dated as of November 6, 2024, as amended on March 21, 2025, April 29, 2025, and August 13, 2025. The amendment was treated as a modification. As a result, the Company derecognized the carrying value of the Series A Preferred Stock as of October 31, 2025, of $59.0 million and recognized the Series B Preferred Stock in Redeemable Preferred Stock for $17.7 million and common stock issuance at a total equity value of $41.3 million.
In addition, under the Encompass Stock Purchase Agreement, Encompass purchased 5.0 million shares of the Company’s Series B-1 Convertible Non-Voting Preferred Stock, par value $0.01 per share (the “Series B-1 Preferred Stock”), at a price of $10.00 per share of Series B-1 Preferred Stock and a maturity date of December 23, 2027, for aggregate gross proceeds to the Company of $50.0 million. The Encompass Stock Purchase Agreement contains customary representations and warranties and agreements of the Company and Encompass and customary indemnification rights and obligations of the parties. The closing of the transactions occurred on October 31, 2025. As we exercised the Tranche Right, we reclassified the carrying value of the Tranche Right on October 31, 2025, of $3.4 million which was previously recorded in additional paid-in capital and recognized the Preferred Stock Series B-1 in Redeemable Preferred Stock at $53.2 million which includes the value of the Tranche Right and is net of equity issuance costs of $0.2 million.
If not converted by the holder into the Company’s common stock, we are required to redeem the Series B Preferred Stock and Series B-1 Preferred Stock at maturity at par value plus any accrued and unpaid dividends. The Series B Preferred Stock and Series B-1 Preferred Stock rank senior to the Common Stock but junior to all debt obligations of the Company and have a liquidation preference equal to $10.00 per share of Series B Preferred Stock and Series B-1 Preferred Stock plus accrued but unpaid dividends. The Series B Preferred Stock and Series B-1 Preferred Stock carry 6% cash dividends, and payable in arrears (i) on the dividend date 18 months after the issuance date and (ii) every six months after such dividend payment date. For the year ended December 31, 2025, we recognized $0.7 million of accumulated and unpaid dividends on Series B Preferred Stock and Series B-1 Preferred Stock.
Each share of Series B Preferred Stock and Series B-1 Preferred Stock is convertible, at the option of the holders. The conversion price for Series B Preferred Stock is $1.70 per share of common stock, while the conversion price for Series B-1 Preferred Stock is $1.90 per share if the 10-day average trading price of our common stock before the conversion date is $2.50 or higher, and $1.70 per share if the 10-day average trading price is below $2.50.
Anti-dilution Right
In connection with the Trina Business Combination, we provided Trina Solar (Schweiz) AG the right (“Anti-dilution Right”), but not the obligation, to acquire a number of shares of our common stock so that Trina Solar (Schweiz) AG’s proportionate ownership of our common stock after the conversion of the Preferred Stock will be the same as before the conversion at a price equal to $1.70 per share of our common stock or otherwise equal to the price for the conversion of Preferred Stock. We determined that the Anti-dilution Right was a freestanding financial instrument and classified it as an other long-term liability on our consolidated balance sheets, initially recorded at fair value. The Anti-dilution Right is subsequently revalued until anti-dilution shares are issued or when the Anti-dilution Right expires on December 23, 2027, with changes in fair value for each reporting period recognized in derivative liabilities fair value adjustment.
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
In connection with the issuance of the Common Stock on October 31, 2025, to Encompass pursuant to the Encompass Stock Purchase Agreement, the Company provided notice of the Anti-dilution Right to Trina Solar (Schweiz) AG as provided for under the Transaction Agreement. Trina Solar (Schweiz) AG notified the Company on November 25, 2025, that it chose to exercise the Anti-Dilution Right related to this issuance, and as a result subscribed to 4,274,704 shares of common stock. As of December 31, 2025, the shares were not issued and the Company recognized a subscription receivable of $7.3 million based on the subscription price of $1.70. Additionally, the subscribed shares were recorded at fair value of $13.4 million in additional paid-in capital and were valued based on the Company’s closing stock price immediately prior to November 25, 2025, at $3.14. These shares were issued to Trina on January 21, 2026.
Further, in connection with the issuance of Common Stock on October 24, 2025, to the Purchasers pursuant to the Securities Purchase Agreement and the Common Stock Offering on December 15, 2025, the Company provided notice of the Capital Raising Anti-Dilution Right as provided for under the Cooperation Agreement. Trina Solar (Schweiz) AG waived its Capital Raising Anti-Dilution Right related to these equity issuances. Refer to Note 13. Stockholders' Equity for further details.
Share Purchase Agreement
On November 6, 2024, the Company and an investor who is a significant shareholder of Trina Solar, entered into a share purchase agreement (“Share Purchase Agreement”) pursuant to which the investor subscribed to purchase a total of $14.8 million of common stock for $1.05 per share. On September 10, 2025, the Company and the investor entered into a termination letter agreement (“Termination Letter”) pursuant to which the Share Purchase Agreement was terminated in exchange for $5.0 million and the issuance of 7.0 million Penny Warrants.
Upon termination of the Share Purchase Agreement the Company recognized a loss of $5.8 million on settlement of derivatives for the year ended December 31, 2025, on the consolidated statements of operations and comprehensive loss. The loss was primarily due to the excess of the consideration payment above the recorded fair value of the Share Purchase Agreement. The Share Purchase Agreement derivative liabilities fair value adjustment recorded on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025, was a loss of $2.2 million.

12. FAIR VALUE MEASUREMENT
Financial liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Anti-dilution Right	$—	$—	$45,754	$45,754	$—	$—	$18,454	$18,454
Private Warrants	—	—	11,662	11,662	—	—	3,306	3,306
Share Purchase Agreement	—	—	—	—	—	—	14,905	14,905
Interest rate swaps	—	1,059	—	1,059	—	—	—	—
We measure our Anti-dilution Right, Private Warrants, and Share Purchase Agreement at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation uses assumptions and estimates that we believe a market participant would use when making the same valuation. Changes in the fair value of the Anti-dilution Right and Share Purchase Agreement are recognized in derivative liabilities fair value adjustment in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the Private Warrants were recognized under warrant liability fair value adjustment in the consolidated statements of operations and comprehensive loss.
The fair value of interest rate swaps is determined using valuation models that incorporate observable market inputs including interest rate yield curves and credit spreads and is classified within Level 2 of the fair value hierarchy. Changes in the fair value of interest rate swaps are recognized in other (expense) income, net in the consolidated statements of operations and comprehensive loss. Interest rate swap liabilities are presented as other long-term liabilities on the consolidated balance sheets.
As of December 31, 2025 and 2024, the carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate their respective fair values due to the short-term maturities of these instruments.
The carrying amount of the Company’s debt instruments approximates fair value, as the current borrowing base rates for the Senior Secured Credit Facility does not materially differ from market rates of similar borrowings and the related party debt instruments were recorded at fair value on the closing date of the Trina Business Combination.
Anti-dilution Right
The Anti-dilution Right was valued using the Black-Scholes-Merton option pricing model. See Note 11 – Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement above for further details. Our use of the Black-Scholes-Merton option pricing model for the Anti-dilution Right, required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury rates commensurate with the contractual terms of the Anti-dilution Right.
•The expected term was determined based on the expiration date of the Anti-dilution Right.
•The expected volatility assumption was based on the implied volatility from the Company’s stock price.
The fair value of the Anti-dilution Right was determined using this approach, exercise prices of $1.70 and $1.90 and a share price of $6.68 as of December 31, 2025, and an exercise price of $2.50 and a share price of $2.58 as of December 31, 2024. A decrease in the risk-free interest rate, and an increase in each of the expected term or expected volatility, in isolation, would increase the fair value measurement, while an increase in the risk-free interest rate, and a decrease in each of the expected term or expected volatility would decrease the fair value measurement of the Anti-dilution Right.
Share Purchase Agreement
On September 10, 2025, the Company and the investor entered into a Termination Letter pursuant to which the Share Purchase Agreement is terminated and in consideration for the termination of the Share Purchase Agreement, the Company agreed to pay the investor $5.0 million and issue 7.0 million Penny Warrants, see Note 10 – Warrants and Note 11 – Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement above for further details. The Share Purchase Agreement was valued using the Black-Scholes-Merton option pricing model. Our use of the Black-Scholes-Merton option pricing model for the Share Purchase Agreement, required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Share Purchase Agreement.

•The expected term was determined based on the expected transaction date of the Share Purchase Agreement.
•The expected volatility assumption was based on the implied volatility from the Company’s stock price.
The fair value of the Share Purchase Agreement was determined using this approach, an exercise price of $1.05, and a share price of $1.94 as of market close on September 9, 2025, and a share price of $2.58 as of December 31, 2024. The Share Purchase Agreement was terminated on September 10, 2025.
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
The fair value of the Private Warrants was determined using this approach, an exercise price of $11.50, and a share price of $6.68 as of December 31, 2025, and $2.58 as of December 31, 2024. A decrease in the risk-free interest rate, and an increase in each of the expected term or expected volatility, in isolation, would increase the fair value measurement, while an increase in the risk-free interest rate, and a decrease in each of the expected term or expected volatility would decrease the fair value measurement of the Private Warrants.
Rollforward of Level 3 Fair Value Instruments
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

	Year ended December 31, 2025
	Anti-dilution Right	Private Warrants	Share Purchase Agreement
Balance (beginning of period)	$18,454	$3,306	$14,905
Fair value measurement adjustments	33,456	8,356	(2,233)
Settlements	(6,156)	—	(12,672)
Balance (end of period)	$45,754	$11,662	$—

	Year ended December 31, 2024
	Anti-dilution Right	Private Warrants	Share Purchase Agreement
Balance (beginning of period)	$—	$2,025	$—
Business combination	18,454	—	—
Fair value measurement adjustments	—	1,291	14,905
Reclassification to Public Warrants	—	(10)	—
Settlements	—	—	—
Balance (end of period)	$18,454	$3,306	$14,905
13. STOCKHOLDERS' EQUITY
Common Stock
As of December 31, 2025, 500,000,000 shares of common stock were authorized with a par value of $0.01 per share and 266.3 million shares of common stock were outstanding. Holders of common stock are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. From inception to December 31, 2025, we have not declared any dividends.
Registered Direct Offering
On October 23, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with existing and new leading institutional investors for the sale and purchase of the Company’s common stock, par value $0.01 per share, in a registered direct offering (“Registered Direct Offering”) for aggregate gross proceeds of $72.0 million, before deducting $4.6 million fees to the placement agent and other offering expenses payable by the Company. In connection with the Registered Direct Offering, the Company issued 22,153,850 shares of common stock at a purchase price of $3.25 per share.
Common Stock Offering
On December 15, 2025, the Company completed a public offering of 32,525,254 shares of common stock (including 4,242,424 shares of common stock pursuant to the underwriters’ option to purchase additional shares, which was exercised in full on December 12, 2025) at a public offering price of $4.95 per share (the “Common Stock Offering”) for aggregate gross proceeds of $161.0 million, before deducting underwriting discounts and commissions and the Company’s offering expenses of $10.5 million.
Non-Controlling Interest
On September 30, 2024, the Company completed the purchase of 100% of its U.S. joint venture through the acquisition of the remaining 4% non-controlling interest.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (as amended and restated as of April 22, 2024) (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees, and they are not typically forfeited for directors. Generally, our RSUs are equity-classified awards, as they are share settled. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price. As of December 31, 2025, a total of 34.9 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
A rollforward of options outstanding under the 2021 Plan was as follows (number of options in thousands):

	Number of options	Weighted average exercise price
Outstanding at January 1, 2025	11,548	$4.61
Granted	355	1.35
Exercised	(1,085)	1.56
Forfeited	(5,200)	4.42
Outstanding at December 31, 2025	5,618	5.83
Exercisable at December 31, 2025	3,832	$7.36
The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2025, was $13.4 million and $5.8 million, respectively. The weighted average remaining life for options outstanding and exercisable as of December 31, 2025 was 2.38 years and 1.97 years, respectively.
A rollforward of RSUs outstanding under the 2021 Plan was as follows (number of RSUs in thousands):

	Number of RSUs	Weighted average grant date fair value
Outstanding at January 1, 2025	1,517	$1.94
Granted	8,730	2.23
Vested	(2,294)	2.76
Forfeited	(580)	2.10
Outstanding at December 31, 2025	7,373	$2.01
The aggregate intrinsic value of RSUs outstanding as of December 31, 2025 was $49.3 million. The weighted average remaining life for RSUs as of December 31, 2025 was 1.25 years. The Company paid $0.1 million for RSUs vested during 2024.
2019 Plan
The 2019 Incentive Stock Option Plan (the “2019 Plan”) was issued on September 11, 2019. All stock options and warrants granted under the 2019 Plan are fully vested and no further awards can be issued. Outstanding awards under the 2019 Plan are required to be cash settled. The awards granted under the 2019 Plan are liability-classified awards, and as such, these awards are remeasured to fair value at each reporting date with changes to the fair value recognized as stock compensation expense in general and administrative expense within the consolidated statements of operations and comprehensive loss. Cumulative stock compensation expense cannot be reduced below the grant date fair value of the original award.
A rollforward of employee options and warrants outstanding under the 2019 Plan was as follows (number of options and warrants in thousands):

	Number of options and warrants	Weighted average exercise price
Outstanding at January 1, 2025	402	$3.45
Granted	—	—
Exercised	—	—
Expired	(402)	3.45
Outstanding at December 31, 2025	—	$—
Exercisable at December 31, 2025	—	$—
The Company paid $0 and $0.1 million for 2019 Plan options and warrants exercised during 2025 and 2024, respectively.
Jensen Option Awards
In June 2021, our then Chief Executive Officer (“CEO”), Tom Einar Jensen, entered into a stock option agreement, as an appendix to an employment agreement. In accordance with the stock option agreement, on July 13, 2021, Mr. Jensen was granted 850,000 options to acquire our shares at an exercise price of $10.00 (the “Jensen Options”) of which the performance criteria for a total of 661,000 of the stock options were met by December 31, 2023, and the remaining stock options were forfeited. The aggregate intrinsic value of options outstanding and exercisable was zero as of December 31, 2025 and 2024.
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
The weighted average grant date assumptions and fair values for stock options and warrants calculated using the Black-Scholes-Merton option pricing model are as follows:

	Years ended December 31,
	2025	2024
Valuation assumptions:
Expected term (years)	3.50	3.45
Expected volatility	93.3%	83.2%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.7%	4.0%
Grant date fair value	$0.85	$0.82
The Company generally uses the simplified method when calculating the expected term due to insufficient historical exercise data. In 2025 and 2024, the expected volatility was based on the historical volatility of our common stock. The expected dividend yield was based on our expectation that we would not pay dividends in the foreseeable future. The risk-free interest rate was based on U.S. Treasury Rates.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Years ended December 31,
	2025	2024
General and administrative	$11,397	$6,898
Net loss from discontinued operations, net of tax	—	853
As of December 31, 2025, we had $11.9 million of total unrecognized share-based compensation expense which will be recognized over a weighted-average period of 2.2 years.
14. INCOME TAXES
Income Before Income Tax
The components of income before income tax are as follows:

	Year ended December 31,
	2025	2024
Domestic	(316,916)	(80,400)
International	(23,814)	(2,161)
Income before income tax	(340,730)	$(82,561)
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024 were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. Refer to Note 1 - Summary of Significant Accounting Policies for further details. Upon reclassification, the tax effects of these assets are presented as continuing operations.

Income tax benefit (expense) for the years ended December 31, 2025 and 2024 for continuing operations was as follows (in thousands):

	Year ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	(430)	—
Foreign	(219)	—
Total current tax expense	$(649)	$—

Deferred:
Federal	$18,489	$14,142
State	1,532	1,618
Foreign	—	—
Total deferred tax benefit	$20,021	$15,760

Provision for income taxes	$19,372	$15,760
On July 4, 2025, Public Law 119-21, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted in the U.S. The OBBBA introduces several significant changes, including the permanent extension and modification of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions taking effect in tax year 2025 and others phased in through 2027. There were no material impacts of this legislation on our consolidated financial statements for the year ended December 31, 2025; however, management will continue to evaluate the full impact of these legislative changes as more guidance becomes available.

A reconciliation of our income tax benefit (expense) to the amount obtained by applying the statutory tax rate in the Company’s country of incorporation pursuant to the disclosure requirements of ASU 2023-09 as of December 31, 2025 is as follows (in thousands, except percentages):

	Year ended December 31, 2025
	Amount	Percentage
U.S. federal statutory income tax	$71,554	21.00%
State and local income taxes(1)	871	0.26
Foreign tax effects
Norway
Changes in valuation allowance	(4,970)	(1.46)
Other foreign impacts	226	0.07
Other foreign jurisdictions
Other foreign impacts	(476)	(0.14)
Changes in valuation allowance	(26,607)	(7.81)
Non-taxable or non-deductible items:
Fair value adjustments	(18,572)	(5.45)
Other adjustments	(2,654)	(0.78)
Effective income tax rate	$19,372	5.69%
(1)     State and local taxes in Texas comprise the majority of this category.
A reconciliation of our income tax benefit (expense) to the amount obtained by applying the statutory tax rate in the Company’s country of incorporation as of December 31, 2024 is as follows (in thousands, except percentages):

Year ended December 31,
2024
Pretax net loss	$(82,561)
Statutory tax rate	21%
Income tax benefit calculated at statutory tax rate	17,338
State and local income tax provision	1,618
Permanent difference - Fair value adjustments	(3,401)
Permanent difference - Trina business combination transaction costs	(2,803)
Changes in valuation allowance	2,021
Other permanent tax items, net	987
Income tax benefit (expense)	$15,760
Effective tax rate	19%

Income Tax Payments
Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

Year ended December 31,
2025
United States - Federal	$—
United States - State and local	10
Total current tax expense	$10

Deferred Taxes
Deferred tax assets and liabilities presented are as follows (in thousands):

	Year ended December 31,
	2025	2024
Deferred tax assets
Tax loss carryforwards	$70,275	$21,287
Advances to suppliers	10,107	10,799
Excess interest carryforwards	10,720	—
Production reservation fee	2,681	11,754
Deferred financing costs	—	2,040
Deferred income	—	6,270
Operating lease liability	33,147	23,670
Stock-based compensation	1,312	584
Fixed assets	27,754	53
Others	5,716	1,206
Gross deferred tax assets	161,712	77,663
Less: Valuation allowance	(94,363)	(6,854)
Net deferred tax assets	67,349	70,809
Deferred tax liabilities
Right-of-use asset under operating leases	32,240	27,306
Intangible assets	38,867	64,091
Other	—	639
Total deferred tax liabilities	71,107	92,036
Net deferred tax liabilities	$3,758	$21,227
As of December 31, 2025, we had a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis. The increase in the valuation allowance in 2025 and 2024 was primarily related to the increase in net operating loss carryforwards in the U.S.
As of December 31, 2025, we had federal, state and foreign net operating losses of $161.1 million, $127.0 million, and $161.0 million respectively. Federal net operating losses can be carried forward indefinitely along with the majority of the balance of state and foreign tax losses.
We are required to pay income taxes and are subject to potential examination in our locations of operations, including in the U.S. and in certain U.S. states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws. Our tax years remain open for examination by all tax authorities since inception. We have not identified any uncertain tax positions or recorded any liabilities, or any associated interest or penalties for the years ended December 31, 2025 and 2024.
15. RELATED PARTY TRANSACTIONS
Board Consulting Agreements
During the years ended December 31, 2025 and 2024, we engaged two and three members of the Board of Directors, respectively, under consulting agreements. In June 2024, one of these agreements was effectively terminated. The expenses incurred for these consulting services for the years ended December 31, 2025 and 2024 were $0.8 million and $0.6 million, respectively. These expenses are recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, unpaid amounts of less than $0.1 million and $0.1 million, respectively, was recognized in accounts payable related to these agreements.
Other Consulting Agreements
In 2020, we entered into a framework agreement with Metier OEC, which provides primarily project management and administrative consulting services. The CEO of Metier OEC is the brother of our Chief Development Officer. For the years ended December 31, 2025 and 2024, $0.1 million and $1.8 million, respectively, are recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2024, $0.1 million met the requirements for capitalization and is recognized as property and equipment within the consolidated balance sheet. The unpaid amount of $0.1 million was recognized in accounts payable and accrued liabilities and other as of December 31, 2024, respectively.
Additionally, Luca Barcelo, the son of Daniel Barcelo, Chief Executive Officer, and SG Technology Holding, LLC, owned by Ronald Gualy, the brother of Jaime Gualy, Chief Operating Officer, received $0.1 million and $0.1 million, respectively, in consulting fees prior to their employment with the Company.
Trina Group
We have related party balances and transactions with Trina Solar (Schweiz) AG and its affiliates (the “Trina Group”) as a result of the Trina Business Combination and through the normal course of business.
Module sales of $632.2 million and $2.9 million to the Trina Group are presented as net sales - related party for the years ended December 31, 2025 and 2024, respectively. Net sales - related party for the year ended December 31, 2025, are reduced for amortization of $45.4 million for the intangible asset related to a favorable acquired customer contract that was recorded as part of purchase accounting for the Trina Business Combination. Deferred revenue from offtake agreements with the Trina Group was $56.7 million and $40.2 million as of December 31, 2025 and 2024, respectively. The Company has agreements with the Trina Group to supply certain materials and components used in our solar module production, provide operational support and sales agency and aftermarket services. Total purchases from Trina Group under the supply agreements were $474.0 million for the year ended December 31, 2025. For the year ended December 31, 2025, we incurred $74.5 million in costs which were presented as selling, general and administrative expenses. Amounts incurred for the year ended December 31, 2024 were immaterial.
Accounts receivable, accrued liabilities, and accounts payable with the Trina Group consisted of the following (in thousands):

	December 31,
	2025	2024
Accounts receivable due from related parties	$84,481	—
Accrued liabilities due to related parties	67,602	52,534
Accounts payable due to related parties	95,152	—
As consideration for the Trina Business Combination, we issued a note payable, a convertible note, and a derivative anti-dilution right to the Trina Group. In addition, the Company assumed an existing debt obligation to the Trina Group. Refer to Note 7 – Debt and Note 11 – Redeemable Preferred Stock, Anti-dilution Right, and Share Purchase Agreement for additional details on these instruments.
Other
We also entered into a contract with Pareto Securities AS, of which Einar Kilde’s son is an equity partner, to act as a broker with respect to the sale of the certain assets held in our European business and to perform valuation services of those assets. During the year ended December 31, 2025, we paid $0.1 million in retainer fees to Pareto Securities AS. In addition, Pareto Securities AS shall receive a minimum broker fee of $0.8 million if there is a completed sale, which is subject to increase based on certain conditions as outlined in the contract. The retainer fee shall be deductible from the broker fee.
16. NET LOSS PER SHARE
The Company’s basic net loss per share for the years ended December 31, 2025 and 2024, was computed by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding.
No dividends were declared or paid for the years ended December 31, 2025 and 2024.
Diluted net loss per share adjusts basic net loss per share to give effect to all potential common shares that were dilutive and outstanding during the period. The treasury stock method was used to assess our warrants and share-based payment awards, while the if-converted method was used to assess our shares of redeemable preferred stock.
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024 were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. Refer to Note 1 - Summary of Significant Accounting Policies for further details.
The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Years ended December 31,
	2025	2024
Numerator:
Net loss from continuing operations	$(321,358)	$(66,801)
Net loss from discontinued operations, net of tax	(46,476)	(383,753)
Net loss	$(367,834)	$(450,554)
Net loss attributable to non-controlling interests	—	402
Preferred stock dividends and accretion	(3,511)	(87)
Preferred stock deemed dividend	(7,777)	—
Tranche right deemed dividend	(1,667)	—
Net loss attributable to common stockholders	$(380,789)	$(450,239)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	173,640	140,538
Net loss per share attributable to common stockholders:
Net loss per share from continuing operations - basic and diluted	$(1.93)	$(0.48)
Net loss per share from discontinued operations, net of tax - basic and diluted	(0.26)	(2.72)
Net loss per share - basic and diluted	$(2.19)	$(3.20)
The outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive are as follows (in thousands):

	December 31,
	2025	2024
Redeemable preferred stock (on an as converted basis)	36,085	20,292
Convertible Notes	23,232	—
Public Warrants	14,700	14,675
Private Warrants	9,861	9,950
EDGE warrants	—	687
Options	6,279	12,209
RSUs	7,373	1,517
Total	97,530	59,330
17. DISCONTINUED OPERATIONS
In 2024, we determined that the assets of our European businesses and our Coweta County, Georgia, business met the criteria for classification as held for sale. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on the Company’s operations and financial results. As of December 31, 2025, the remaining assets, other than certain amounts reclassified to held and used, continue to meet the criteria for classification as held for sale. Refer to Note 1 - Summary of Significant Accounting Policies for further details. The historical results of the businesses that that continue to meet the criteria for held for sale are classified as discontinued operations for all periods presented herein.
On February 15, 2025, we completed the sale of our land in Coweta County, Georgia, for $50.0 million. Concurrently with the sale, we repaid a government grant of $20.0 million. As of December 31, 2025, $7.0 million of repayable government grants for the project are classified within current liabilities of discontinued operations on our consolidated balance sheet.

Details of net loss from discontinued operations, net of taxes, are as follows (in thousands):

	Year ended December 31,
	2025	2024
Costs and expenses
General and administrative	$9,303	$17,364
Research and development	—	34,050
Restructuring charge	1,092	28,447
Share of net loss of equity method investee	426	596
Total costs and expenses	10,821	80,457

Loss from discontinued operations	(10,821)	(80,457)
Gain on disposal of property and equipment	5,675	—
Other (expense) income, net	(27,098)	2,182
Change in valuation allowance	(8,206)	(311,858)
Loss from discontinued operations before income taxes	(40,450)	(390,133)
Income tax benefit (expense)	(6,026)	6,380
Net loss from discontinued operations, net of tax	$(46,476)	$(383,753)
Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
2024 Restructuring
In September 2024, we implemented a restructuring process (the “2024 Restructuring”), to reduce overhead costs and better align the organization to current opportunities. We accrued severance and other termination benefits of $7.3 million related to the 2024 Restructuring. In addition, we agreed to transfer our holdings of 24M Technologies, Inc. (“24M”) preferred stock.
The changes in accrued severance and other termination benefits for the 2024 Restructuring were as follows (in thousands):

Amount
Balance as of January 1, 2024	$—
Severance and other personnel costs	7,282
Contract termination costs	21,028
Non-cash transfer agreement of 24M preferred stock	(21,028)
Cash payments	(6,114)
Balance as of December 31, 2024	$1,168
Severance and other personnel costs	1,092
Cash payments	(2,260)
Balance as of December 31, 2025	$—
Details of the assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2025	2024
Other current assets	$—	$6,125
Property and equipment, net	18,046	44,319
Investments	—	515
Right-of-use asset under operating leases	1,372	—
Current assets of discontinued operations	$19,418	$50,959

Accounts payable	$102	$2,529
Accrued liabilities and other	28,035	3,792
Operating lease liability	12,401	11,236
Other current liabilities	7,000	27,000
Current liabilities of discontinued operations	$47,538	$44,557
The Company recorded a non-cash valuation allowance to reflect the write-down of the carrying value to fair value less estimated costs to sell of $8.2 million and $311.9 million for the years ended December 31, 2025 and 2024, respectively.
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Cash flow and non-cash information for the discontinued operations are as follows (in thousands):

	Years ended December 31,
	2025	2024
Depreciation	$—	$8,647
Amortization	—	150
Capital expenditures	2,674	35,328
Proceeds from the return of property and equipment deposits	1,202	22,735
Change in valuation allowance	(8,206)	(311,858)
Accrued purchases of property and equipment and intangible assets	—	5,016
18. SEGMENTS
Our single operating segment derives its revenues from the manufacturing and sale of PV solar modules. Accordingly, our chief operating decision maker (“CODM”), the Chief Executive Officer and Chairman of the Board, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Our CODM uses consolidated net loss to measure segment profit or loss, allocate resources, and assess performance. Further, our CODM reviews and utilizes certain significant segment expenses at the consolidated level to manage the Company’s operations. Our CODM uses these metrics to evaluate future acquisitions of complementary businesses and divestitures of non-core assets.
The measure of segment assets is reported on the consolidated balance sheets as total assets. We do not have intra-entity transactions. Segment results are as follows (in thousands):

	Year ended December 31,
	2025	2024
Total net sales	$755,295	$2,942
Less(1):
Cost of sales	699,714	1,714
Selling, general and administrative	235,316	79,196
Interest expense (income)	37,093	(3,393)
Other segment items(2)	123,902	7,986
Income tax (benefit) expense	(19,372)	(15,760)
Net loss from continuing operations	$(321,358)	$(66,801)
(1) The significant segment expenses and amounts herein align with the segment-level information that is regularly provided to our CODM.
(2)    Other segment items includes warrant liability fair value adjustment, impairment of intangible assets, impairment of assets previously classified as held for sale, derivative liabilities fair value adjustment, loss on debt extinguishment, foreign currency transaction (loss) gain, and other (expense) income, net, from our consolidated statements of operations and comprehensive loss.
Within our single segment for the year ended December 31, 2025 total expenditures for additions to long-lived assets were $63.3 million. There were no capital expenditures for continuing operations for the year ended December 31, 2024.
19. SUBSEQUENT EVENTS
On March 10, 2026, the holder exercised the Penny Warrants at an exercise price of $0.01 per share. Upon receipt of the exercise notice and payment of the aggregate exercise price in accordance with the terms of the Penny Warrants, we issued 7.0 million shares of our common stock to the holder. See Note 10 - Warrants for further details.
In March 2026, we received bills from CBP for alleged antidumping duties on goods imported in 2024 by the same entity acquired in the Trina Business Combination.  It is unclear what, if any, connection these bills have with the Notices previously received. At this point, the bills received total approximately $25.4 million. The Company is engaging with CBP, through outside counsel, to correct what it believes are the erroneous application of duties, but it is not possible at this time to predict the duration, outcome, or impact of these matters, which the Company maintains would ultimately be subject to indemnification pursuant to the Trina Business Combination. See Note 9 - Commitments and Contingencies for further details.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2025. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.
In light of the material weakness described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, due to the material weakness in internal control over financial reporting, described below.
A Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected on a timely basis.
As of December 31, 2025, management identified the following material weakness related to the Company’s G1 entity:
•The Company had ineffective general information technology controls (GITCs) that support the consistent operation of the Company’s Oracle-based information technology (IT) system. Therefore, automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from that IT system were also ineffective because they could have been adversely impacted.
•The Company did not effectively design, implement or operate process-level controls regarding revenue and inventory processes.
Management concluded that the material weakness at our G1 entity was due to the following:

•The Company did not have effective oversight, structure, authority and responsibility over internal control over financial reporting.

•The Company did not have sufficiently trained resources assigned with responsibility and accountability to support the design, implementation, and operation of internal control over financial reporting related to our accounting processes and Oracle-based IT system.
•The Company did not have an effective information and communication process within the Oracle-based IT system that communicates information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control.
•The Company did not have effective monitoring activities to assess the operation of internal control over financial reporting, including the continued appropriateness of control design and level of documentation maintained to support control effectiveness.
The control deficiencies resulted in material misstatements in our consolidated financial statements, which were corrected prior to the issuance of this Annual Report on Form 10-K. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded the deficiencies represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2025.
This annual report does not include an attestation report of the Company’s registered public accounting firm as one is not required by the rules and regulations of the Securities and Exchange Commission.
Remediation Plan
Management has initiated a comprehensive remediation plan to address the material weakness identified at the G1 entity. Key actions include:
•Strengthening oversight, including establishing clearer control ownership, formalizing control responsibilities, and increasing the frequency of internal monitoring activities.
•Assigning key accounting processes to sufficiently trained resources with appropriate responsibility and accountability.
•Enhancing GITCs related to our Oracle-based accounting system to support stronger internal control design and operation, standardize workflows, and communicate relevant and reliable information.
•Enhancing data access, accuracy, and transparency, to enable personnel to better understand internal control responsibilities and provide greater visibility into information relied upon for financial reporting.
•Increasing the frequency of monitoring and review procedures to assess the effectiveness of operation of controls and the level of documentation maintained to support their effectiveness.
•Report regularly to the audit committee on the progress of remediation efforts.
Management expects these remediation efforts to continue throughout fiscal year 2026 and will evaluate the effectiveness of the remediated controls once they have been implemented and have operated for a sufficient period of time.
Changes in Internal Control over Financial Reporting
During the second quarter of 2025, the Company identified a material weakness in internal control over financial reporting related to its controls over applying technical accounting guidance to nonrecurring events and transactions, including the presentation of amortization for certain customer contracts acquired in the Company’s December 2024 acquisition of Trina Solar US Holding, Inc.
We have remediated this material weakness by expanding our accounting resources at our corporate office with more qualified personnel, supplementing our resources with third-party technical accounting specialists and enhancing the design of process-level review controls over complex technical accounting matters.
Except as noted above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408(a) of Regulation S-K.
During the three months ended December 31, 2025, the Company did not adopt, modify, or terminate a “Rule 10b5-1 trading arrangement” as such term is defined under Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and certain other individuals associated with us that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. A copy of our Insider Trading Policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.
The remaining information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

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
2.1
Merger Agreement and Plan of Merger, dated as of October 13, 2023, between FREYR Battery and T1 Energy Inc. (formerly known as FREYR Battery, Inc.) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 18, 2023).

2.2
Common Draft Terms of Cross-Border Merger (projet commun de fusion transfrontalière), dated as of September 29, 2023, between T1 Energy Inc. (formerly known as FREYR Battery and FREYR Battery, Inc.) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2023).

2.3 +/++
Transaction Agreement, dated as of November 6, 2024, between T1 Energy Inc. and Trina Solar (Schweiz) AG (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 6, 2024).

3.1
Amended and Restated Certificate of Incorporation of T1 Energy Inc. (including the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated February 19, 2025) (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 31, 2025).

3.2
Certificate of Amendment of Certification of Incorporation of T1 Energy Inc., dated December 3, 2025 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on December 5, 2025).

3.3
Certificate of Designations of Series B Convertible Non-Voting Preferred Stock of T1 Energy Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 31, 2025).

3.4
Certificate of Designations of Series B-1 Convertible Non-Voting Preferred Stock of T1 Energy Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 31, 2025).

3.5	Third Amended and Restated Bylaws of T1 Energy Inc., (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2025).
4.1
Form of Amended and Restated Warrant Agreement, by and among Alussa Energy Acquisition Corp., FREYR Battery and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

4.2
Form of Warrant Certificate of FREYR Battery, included as Exhibit A to the Form of Warrant Agreement between Alussa Energy Acquisition Corp., FREYR Battery and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

4.3
Amendment No. 2 to the Warrant Agreement, dated as of December 31, 2023, by and among Alussa Energy Acquisition Corp., FREYR Battery, T1 Energy Inc. (formerly known as FREYR Battery, Inc.) and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2024).

4.4
Warrant Agreement, dated as of September 10, 2025, by and between T1 Energy Inc. and Stellar Hann Investment Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 11, 2025).

4.5
Indenture, dated as of December 16, 2025, by and between T1 Energy Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 16, 2025).

4.6
First Supplemental Indenture, dated as of December 16, 2025, by and between T1 Energy Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on December 16, 2025).

4.7	Form of 5.25% Convertible Senior Note due 2030 (included in Exhibit 4.6).
4.8*	Description of Securities Registered under Section 12 of the Exchange Act.
10.1+/++
Amended and Restated Stock Purchase Agreement, dated as of October 31, 2025, by and among T1 Energy Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2025).

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 6, 2024).

Exhibit Number	Description
10.3
Amended and Restated Cooperation Agreement, dated as of December 29, 2025, by and between T1 Energy Inc. and Trina Solar (Schweiz) AG (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 29, 2025).

10.4+
Module Operational Support Agreement, dated as of December 23, 2024, by and between T1 Energy Inc. (formerly known as FREYR Battery, Inc.) and Trina Solar (U.S.), Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on December 27, 2024).

10.5
Sales Agency and Aftermarket Services Agreement entered into on December 23, 2024 by and between Trina Solar (U.S.), Inc. and Trina Solar US Manufacturing Module 1, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on December 27, 2024).

10.6+
Amendment No. 1 to the Sales Agency and Aftermarket Support Agreement, dated as of August 13, 2025, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2025).

10.7+
IP Letter Agreement, dated as of December 29, 2025, by and between T1 Energy Inc., T1 G1 Dallas Solar Module LLC, Trina Solar Co., Ltd. and Trina Solar (U.S.), Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 29, 2025).

10.8
Non-IP Commercial Agreements Letter Agreement, dated as of December 29, 2025, by and between T1 Energy Inc. and Trina Solar (Schweiz) AG (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on December 29, 2025).

10.9+
IP License Agreement, dated as of December 23, 2024, by and between Trina Solar Co., Ltd. and T1 Energy Inc. (formerly known as FREYR Battery, Inc.) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on December 27, 2024) .

10.10
First Amendment to IP License Agreement, dated as of December 29, 2025, by and between T1 Energy Inc. and Evervolt Green Energy Holding Pte Ltd. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 29, 2025).

10.11+
Credit Agreement, dated as of July 16, 2024, by and among T1 G1 Dallas Solar Module LLC (formerly known as T1 G1 Dallas Solar Module (Trina) LLC (formerly known as Trina Solar US Manufacturing Module 1, LLC)), as borrower, the lenders from time to time party thereto, HSBC Bank USA, N.A., as administrative and collateral agent, Standard Chartered Bank, Société Générale and HSBC Bank USA, N.A., as joint lead arrangers, Standard Chartered Bank, as green loan coordinator (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on December 27, 2024).

10.12+	Amendment No. 1 to Credit Agreement, dated as of December 23, 2024 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on December 27, 2024).
10.13	Amendment No. 2 to Credit Agreement, dated as of February 13, 2025, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 14, 2025).
10.14	Amendment No. 3 to Credit Agreement, dated as of February 28, 2025, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 4, 2025).
10.15	Amendment No. 4 to Credit Agreement, dated as of March 14, 2025, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 14, 2025).
10.16	Amendment No. 5 to Credit Agreement, dated as of April 30, 2025, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2025).
10.17	Amendment No. 6 to Credit Agreement, dated as of June 30, 2025, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2025).
10.18	Amendment No. 7 to Credit Agreement, (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025).
10.19#	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).
10.20#
Employment Agreement, dated as of April 25, 2025, by and between T1 Energy Holding Inc. and Daniel Barcelo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 28, 2025).

10.21#++
Amendment to the Offer Letter, dated as of August 31, 2025, by and between T1 Energy Holding Inc. and Jaime Gualy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 4, 2025).

Exhibit Number	Description
10.22+
Equity Contribution Agreement, dated as of December 23, 2024, by and among T1 Energy Inc. (formerly known as FREYR Battery, Inc.), as sponsor, T1 G1 Dallas Solar Module LLC (formerly known as T1 G1 Dallas Solar Module (Trina) LLC (formerly known as Trina Solar US Manufacturing Module 1, LLC)), as borrower, T1 G1 Dallas Midco Inc. (formerly known as Trina Solar US Manufacturing Holding Inc.), and HSBC Bank USA, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on December 27, 2024).

10.23+
Loan Commitment Agreement, dated as of December 23, 2024, by and between T1 Energy Inc. (formerly known as FREYR Battery, Inc.) and Trina Solar Energy Development PTE. Ltd. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on December 27, 2024).

10.24#
Employment Agreement, dated as of May 18, 2021, by and between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Einar Kilde (incorporated by reference to Exhibit 10.6 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

10.25
Mutual Termination Agreement, dated as of November 4, 2024, by and among 24M Technologies, Inc., FREYR Battery Norway AS and FREYR Battery US, LLC (incorporated by reference to Exhibit 10.1 of FREYR Battery’s Form 8-K filed with the SEC on November 6, 2024).

10.26#
Consultancy Agreement, dated as of May 14, 2021 between FREYR Battery and Peter Matrai (incorporated by reference to Exhibit 10.14 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

10.27#
Amendment to Consultancy Agreement, dated as of August 9, 2024, by and among T1 Energy Inc. (formerly known as FREYR Battery, Inc.) and Peter Matrai (incorporated by reference to Exhibit 10.1 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on August 9, 2024).

10.28#
Amendment No. 2 to Consultancy Agreement, dated as of August 1, 2025, by and among T1 Energy Inc. and Peter Matrai (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.29
Amendment No. 3 to Consultancy Agreement, dated as of February 11, 2026, by and between T1 Energy Inc. and Peter Matrai (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 18, 2026.

10.30#
Employment Agreement, dated as of March 23, 2022, by and between FREYR Battery Norway AS and Andreas Bentzen (incorporated by reference to Exhibit 10.28 of FREYR Battery's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.31#
Cooperation Agreement, dated as of April 18, 2024, by and among Teknovekst Invest AS, Vanir Invest Holding AS, Teknovekst AS, and Tore Ivar Slettemoen, and T1 Energy Inc. (formerly known as FREYR Battery, Inc.), a Delaware corporation (incorporated by reference to Exhibit 10.1 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on April 18, 2024).

10.32#
Employment Agreement, dated as of June 3, 2024, by and between T1 Energy Holding Inc. (formerly known as FREYR Battery US Holding, Inc.), and Evan Calio (incorporated by reference to Exhibit 10.3 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.33#
Option Agreement, dated as of May 15, 2019, by and between FREYR AS and EDGE Global LLC, dated May 15, 2019 (incorporated by reference to Exhibit 10.15 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.34#
2021 Equity Incentive Plan (amended and restated by the Board as of April 22, 2024, and approved by the Company’s shareholders on June 13, 2024) included as Appendix A to the Company’s definitive proxy statement filed with the SEC on April 29, 2024.

10.35#*	Form of Stock Option Award Agreement (2021 Equity Incentive Plan).
10.36#+++*	Amended and Restated Consultancy Agreement, dated as of December 29, 2025, by and between T1 Energy Inc. and Mingxing Lin.
10.37#
Letter Agreement, dated as of November 6, 2024, by and between T1 Energy Inc. (formerly known as FREYR Battery, Inc.) and Mingxing Lin (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.38++
Termination Letter, dated September 10, 2025, by and between T1 Energy Inc. and Stellar Hann Investment Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 11, 2025).

10.39	Form of Securities Purchase Agreement, dated October 23, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 23, 2025).

Exhibit Number	Description
19.1+	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC on March 31, 2025).
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP
23.2*	Consent of PricewaterhouseCoopers AS
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the SEC on March 31, 2025).
101*
The following financial information for the period ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025 and 2024; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and (v) Notes to Consolidated Financial Statements.

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

T1 Energy Inc.

Date: March 31, 2026	/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2026	/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: March 31, 2026	/s/ Joseph Evan Calio
	Name:	Joseph Evan Calio
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: March 31, 2026	/s/ Tom Mahrer
	Name:	Tom Mahrer
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Date: March 31, 2026	/s/ W. Richard Anderson
	Name:	W. Richard Anderson
	Title:	Director

Date: March 31, 2026	/s/ Todd Jason Kantor
	Name:	Todd Jason Kantor
	Title:	Director

Date: March 31, 2026	/s/ Peter Matrai
	Name:	Peter Matrai
	Title:	Director

Date: March 31, 2026	/s/ David J. Manners
	Name:	David J. Manners
	Title:	Director

Date: March 31, 2026	/s/ Daniel Aremus Steingart
	Name:	Daniel Aremus Steingart
	Title:	Director

Date: March 31, 2026	/s/ Jessica Wirth Strine
	Name:	Jessica Wirth Strine
	Title:	Director