Form 10-K/A
period 2025-12-31
T1 Energy Inc.
filed 2026-04-30
CIK 1992243

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

Commission file number 001-41903

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

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

As of April 28, 2026, 279,071,590 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Original Filing”). The Company is filing this Amendment to present the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Filing to incorporation by reference of certain information from our proxy statement into Part III of the Original Filing has been deleted. In addition, Part IV, Item 15 (Exhibit Index) has also been amended to contain currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly set forth herein, this Amendment (i) does not amend or otherwise update any other information in the Original Filing, (ii) does not reflect events occurring after the date of the Original Filing or (iii) modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

The terms “T1,” “T1 Energy,” “Company,” “we,” “us,” and “our” in this document refer to T1 Energy Inc., a Delaware corporation, and, where appropriate, its subsidiaries. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to those terms in the Original Filing.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information, as of the date of this Amendment, concerning the persons who serve as our directors.

Name	Age	Position
Daniel Barcelo	56	Chief Executive Officer (“CEO”) and Chairman of the Board
W. Richard Anderson	72	Director
Todd Jason Kantor	47	Director
David J. Manners	71	Director
Peter Matrai	53	Director
Daniel Artemus Steingart	48	Director
Jessica Wirth Strine	47	Director
Robert Hammond	68	Director

Daniel Barcelo

Daniel Barcelo, 56, is the Chairman of the Board of Directors (the
“Board”) and the Company’s CEO. He has served as a director of T1 Energy since the consummation of the Trina Business Combination (as defined below) and was appointed CEO in November 2024. He is also the founder and CEO of Alussa Energy LLC, and was the founder, CEO and President of Alussa Energy Acquisition Corp. Mr. Barcelo has also served as a director of Alussa Energy Acquisition Corp. II (NYSE: ALUB), a special purpose acquisition company focused on energy and power infrastructure, since November 2025. Prior to founding Alussa Energy in 2019, he was a Director of Research and Portfolio Manager at Moore Capital Management from 2008 to 2011 and an Equity Research Analyst with Lehman Brothers from 1998 to 2004, Bank of America from 2004 to 2008, and Managing Director and Head of Oil & Gas at Renaissance Capital from 2011 to 2012. Mr. Barcelo is a graduate of Syracuse University with a Bachelor of Science in Finance and is also a Chartered Financial Analyst® charter holder. We believe Mr. Barcelo is qualified to serve on the Board due to his extensive experience in international energy finance and emerging markets, financial accounting and valuation expertise, and energy transition strategy and industry expertise.

W. Richard Anderson

W. Richard Anderson, 72, has served as a director of T1 Energy since November 2024. Mr. Anderson has been Chief Executive Officer of Coastline Exploration Limited (formerly SOMA Oil and Gas), since 2015, with exploration license interests in deep water, offshore Somalia. Since November 2025, Mr. Anderson has also served as a director and the chairman of the board of Alussa Energy Acquisition Corp. II (NYSE: ALUB), a special purpose acquisition company focused on energy and power infrastructure. Mr. Anderson has over 40 years’ experience in the financial aspects of energy related companies, and started his career in audit with PricewaterhouseCoopers, followed by 16 years as a managing and tax partner of Hein & Associates LLP, where he focused on mergers and acquisitions, cross-border transactions and numerous initial and secondary public offerings. From December 1998 to August 2007, he was President and Chief Executive Officer of Prime Natural Resources, Inc. an independent oil and gas exploration and production company, active in the United States, South America and Kurdistan. From 2008 to 2015 he was Chief Financial Officer of Eurasia Drilling Company Ltd (LSE: EDCL), a large oil and gas drilling company in Russia, where he led the company in various executive and director capacities from its initial public offering in 2007 to a privatization in 2015. For the past 26 years, Mr. Anderson has also been a director of various public companies in the energy, exploration and resource extraction industries, assisting companies with initial public offerings and debt issuances, sourcing of other third-party financing, reorganizations, trade sales, pay outs of special dividends, issuing special awards to management teams and conducting internal investigations with the assistance of outside counsel and forensic accountants. He has served on various Audit Committees and as Chairman of the same. From April 2014 to April 2019, he served as a Director and Chairman of the Compensation Committee of Gulf Marine Services (LON: GMS); from August 2008 to the present as a Director of Eurasia Drilling Company Limited and member of the Audit Committee (LON: EDCL) and from December 2013 to the present as a Director of Coastline Exploration Limited (formerly SOMA Oil and Gas). Mr. Anderson’s professional qualifications include membership in the AICPA, Texas Society of Certified Public Accountants, Houston Chapter of Texas Society of CPAs and the Society of Exploration Geophysicists. Mr. Anderson graduated from the University of Colorado, magna cum laude, in 1978 and then obtained a Masters in taxation from the University of Denver in 1985. We believe Mr. Anderson is qualified to serve on the Board because of his extensive operational, public company director and finance experience in the energy, exploration and resource extraction industries, and extensive experience on numerous public company audit committees.

Todd Jason Kantor

Todd Jason Kantor, 47, has served as a director of T1 Energy since April 2024. Mr. Kantor is the Founder, Portfolio Manager and Managing Member of Encompass Capital Advisors, LLC, an investment adviser registered with the SEC which he launched in 2012. He has over 25 years of experience in the global energy markets as a portfolio manager, analyst, trader, and investment banker. Mr. Kantor manages two alpha-driven long/short equity strategies focused on bottom-up fundamental analysis across the traditional energy and renewables sectors. Prior to founding Encompass Capital, he was a portfolio manager at Citadel LLC’s PioneerPath Capital platform from May 2008 to January 2012, a senior research analyst at Touradji Capital, LP from May 2005 until May 2008, and a senior research analyst and equity trader at Solstice Equity Management from April 2002 until May 2005. Mr. Kantor started his career at JP Morgan in the Global Oil and Gas Investment Banking Group. Mr. Kantor has a B.B.A. degree, with a concentration in Finance, from the Goizueta Business School at Emory University. We believe Mr. Kantor is qualified to serve on the Board because of his long leadership experience in finance and investment management, his deep knowledge of the energy industry and his experience in investing in energy transition and energy storage.

David J. Manners

David J. Manners, 71, has served as a director of T1 Energy since April 2024. Mr. Manners previously founded the Decapolis Group LLC, which was an international consulting firm focused on global oil and gas and renewable energy projects. Prior to founding the Decapolis Group in 1999, he served for 20 years at the U.S. Central Intelligence Agency (“CIA”), which included multiple tours abroad, including serving on two occasions as the CIA’s Chief of Station. Separately, Mr. Manners has for many years provided analyses of global affairs and risks to leading U.S. investment banks, hedge funds, and private equity firms. Mr. Manners graduated with Merit from the United States Naval Academy with a B.S. in European Studies, and he holds an M.A. in Government, with a Certificate in National Security Studies, from Georgetown University. We believe Mr. Manners is qualified to serve on the Board because of his deep experience and expertise in geopolitical, public and government affairs, his vast experience and contacts in international affairs and business, and his extensive experience in evaluating risk across industries.

Peter Matrai

Peter Matrai, 53, has served as a director of T1 Energy since the consummation of the business combination of the Company’s predecessor with Alussa Energy Acquisition Corp. Mr. Matrai also serves as a consultant to the Company pursuant to a consulting agreement entered into on May 14, 2021, as amended. He previously served as a director of FREYR Legacy. Mr. Matrai joined FREYR Legacy’s Board of Directors in June 2019. Prior to and concurrently with joining FREYR Legacy, Mr. Matrai has served as co-founder and Managing Partner at EDGE Global LLC (“EDGE Global”), which offers scaling services to sustainability-focused companies, since September 2017. Prior to EDGE Global, Mr. Matrai was Senior Advisor at SYSTEMIQ Ltd. from May 2016 to September 2017. Prior to SYSTEMIQ Ltd., Mr. Matrai was Chief Financial Officer at Joule Unlimited from July 2015 to April 2016. Mr. Matrai has served on the Board of Directors of the not-for-profit HTTP Foundation since November 2004. Since November 2025, Mr. Matrai has also served as a director Alussa Energy Acquisition Corp. II (NYSE: ALUB), a special purpose acquisition company focused on energy and power infrastructure. Mr. Matrai holds a B.S. in Economics and M.Sc. in Finance from Budapest University of Economics, an M.Sc. in Financial Services and Banking Techniques from Université Panthéon- Assas and an M.B.A. from University of Chicago Booth School of Business. We believe Mr. Matrai is qualified to serve on the Board because of his experience licensing and commercializing emerging low-emissions and disruptive technologies as well as his intimate familiarity with FREYR Legacy’s business.

Daniel Artemus Steingart

Daniel Artemus Steingart, 48, has served as a director of T1 Energy since January 2023. Currently, he is the Stanley-Thompson Professor of Chemical Metallurgy at Columbia University in New York where he also serves as the Co-Director of the Columbia Electrochemical Energy Center. Dr. Steingart has served as Advisor to Electra since 2020, co-founder of Liminal Insights Inc. since 2015 and Industry Advisor to Sila Nanotechnologies Inc. since 2016. Prior to joining Columbia University in 2019, he was an associate professor in Princeton’s Department of Mechanical and Aerospace Engineering and the Andlinger Center for Energy and the Environment from 2013 to 2019. Earlier, he was an assistant professor in chemical engineering at the City College of the City University of New York. Dr. Steingart holds a Ph.D. in Materials Science from the University of California, Berkeley. We believe Dr. Steingart is qualified to serve on the Board because of his technical and industry credentials as an electrochemistry expert and research scientist, and an advisor to start-up companies in the energy sector, as well as his more than 20 years of experience in electrochemical technologies and commercializing, specifically in helping companies scale up production and forecast internal process growth to enable product-market fit.

Jessica Wirth Strine

Jessica Wirth Strine, 47, has served as a director of T1 Energy since November 2023. Ms. Strine is the CEO and Managing Partner of Jasper Street Partners LLC, an independent corporate advisory firm that she co-founded in 2020. In this capacity, Ms. Strine has served as an external consultant to several public companies on corporate governance, sustainability practices, and investor relations. Prior to founding Jasper Street Partners, Ms. Strine served as a Senior Director of Investment Stewardship at The Vanguard Group, from 2018 to 2020. From 2012 to 2017, Ms. Strine was employed by BlackRock, Inc., where she served as an energy sector portfolio manager and director of research within the company’s fundamental active equities business. From 2004 to 2012, Ms. Strine was a sector portfolio manager and equity research analyst at Putnam Investments, where she also co-managed the Global Energy Fund and Global Natural Resources Fund. Prior to this time, from 2001 to 2004, Ms. Strine worked in equity research at Wellington Management Company. Ms. Strine is a graduate of Dartmouth College with a B.A. in Psychological & Brain Sciences, and she holds an M.B.A with a Finance concentration from the Wharton School at the University of Pennsylvania. We believe Ms. Strine is qualified to serve on the Board because of her expertise in investment management, financial analysis, commodities and energy, and environmental, social, and governance (“ESG”), including sustainability strategy.

Robert Hammond

Robert Hammond, 68, has served as a director of T1 Energy since March 2026. Mr. Hammond brings more than 40 years of experience in the energy industry, with extensive expertise in investor relations and corporate communications. From 1994 until his retirement in 2023, Mr. Hammond served as Director, Investor Relations – North America at TotalEnergies, where he developed and implemented the company’s U.S. investor relations program, playing a central role in growing U.S. institutional ownership and establishing the United States as TotalEnergies’ largest shareholder group by country. During his tenure, Mr. Hammond worked closely with executive management on strategic communications to investors and the Board of Directors. Prior to joining TotalEnergies, Mr. Hammond held a financial reporting role at Oryx Energy Company from 1980 to 1994, where he gained foundational experience in SEC reporting, communication strategies and investor targeting. Mr. Hammond holds an M.B.A. from Southern Methodist University and a B.B.A. from the University of Texas at Arlington.

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

We believe that our current board structure is effective in supporting strong board leadership. Currently, Mr. Barcelo serves as CEO and Chairman of the Board. The Board has appointed Mr. Anderson as Lead Independent Director. The Lead Independent Director is responsible for, among other things, coordinating the activities of the independent directors, presiding at executive sessions, serving as liaison between the independent directors and the Chairman, and consulting with the Chairman on Board meeting agendas and information flow. The Lead Independent Director’s full responsibilities are described in the Corporate Governance Guidelines, available on our website at ir.t1energy.com/governance/governance-documents. The Board has determined in its judgment that at this time, the Company benefits from having a combined Chairman and CEO position as well as a Lead Independent Director and with independent leadership at the committee level that is designed to enhance the Board’s effectiveness in risk oversight. Mr. Barcelo’s unique perspective and experience, as highlighted more fully above, are valuable in setting the overall direction and business and product strategy for the Company.

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

Audit and Risk Committee

The Audit and Risk Committee from November 2024 until March 26, 2026, consisted of W. Richard Anderson, Tore Ivar Slettemoen and Jessica Wirth Strine. Since March 26, 2026, this committee consists of Mr. Anderson, who serves as the chair, Mr. Hammond and Ms. Strine. Each of Mr. Anderson, Mr. Hammond and Ms. Strine qualifies as an independent director under the listing standards of the NYSE and the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that Mr. Anderson qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. The Board also previously determined Mr. Slettemoen, who resigned from the Board effective March 26, 2026, qualified as an independent director.

The functions of the Audit and Risk Committee include, among other things, assisting and advising the Board in its oversight of:

●	Accounting and financial reporting processes and internal controls of T1 Energy;

●	The audit and integrity of T1 Energy’s financial statements;

●	T1 Energy’s enterprise risk management and risks and incidents relating to cybersecurity threats;

●	T1 Energy’s compliance with applicable laws and regulations (including U.S. federal securities laws and other legal and regulatory requirements);

●	The qualifications, independence, and performance of T1 Energy’s independent registered public accounting firm;

●	The implementation and performance of T1 Energy’s internal audit function, as applicable;

●	Preparing the committee report required by applicable SEC rules and regulations;

●	Overseeing T1 Energy’s related person transactions policy, including reviewing and approving such transactions; and

●	Overseeing policies and strategies related to ESG matters and reporting.

Compensation Committee

The Compensation Committee from April 2024 until March 26, 2026 consisted of Daniel Artemus Steingart and Tore Ivar Slettemoen. Since March 26, 2026, this committee consists of Dr. Steingart, who serves as the chair, and Mr. Hammond. Each of Dr. Steingart and Mr. Hammond qualifies as an independent director under the listing standards of the NYSE and as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

The functions of the Compensation Committee include, among other things:

●	Overseeing T1 Energy’s compensation policies, plans, benefits, programs and overall compensation philosophy;

●	Overseeing compensation of the CEO and other individuals who are “officers” as defined in Rule 16a-1(f) under the Exchange Act;

●	Evaluating and recommending the compensation plans, policies and programs of T1 Energy;

●	Reviewing and recommending to the Board the form and amount of compensation to be paid for service on the Board and Board committees;

●	Administering T1 Energy’s incentive compensation plans, equity compensation plans and such other plans as designated from time to time by the Board;

●	Assisting the Board in overseeing T1 Energy’s talent management processes; and

●	Preparing the committee report if and as required by applicable SEC rules and regulations.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee from November 2024 until March 26, 2026 consisted of Jessica Wirth Strine, W. Richard Anderson, Todd Jason Kantor and Tore Ivar Slettemoen. Since March 26, 2026, this committee consists of Ms. Strine, who serves as the chair, Mr. Anderson and Mr. Kantor. Each of Ms. Strine, Mr. Anderson and Mr. Kantor qualifies as an independent director under the listing standards of the NYSE.

The functions of the Nominating and Corporate Governance Committee include, among other things:

●	Reviewing the qualifications of, and recommending nominees for election to the Board and its committees, consistent with approved criteria;

●	Gathering information about Board nominees through interviews, detailed questionnaires, comprehensive background checks or any other means that the Nominating and Corporate Governance Committee deems to be appropriate in the evaluation process;

●	Considering director nominee recommendations from stockholders;

●	Developing, evaluating and recommending corporate governance practices applicable to T1 Energy;

●	Overseeing the evaluation of T1 Energy’s management;

●	Facilitating and overseeing the annual performance review of the Board and its committees;

●	Reviewing T1 Energy’s CEO succession planning process and reporting its findings and making recommendations to the Board;

●	Reviewing and discussing with management disclosure of T1 Energy’s corporate governance practices; and

●	Evaluating the adequacy of T1 Energy’s corporate governance guidelines.

Code of Conduct

Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all of our directors, officers, employees and contractors, consultants and agents. The Code of Conduct is available on our website at ir.t1energy.com/governance/governance-documents. The Nominating and Corporate Governance Committee is responsible for overseeing the Code of Conduct. Any waivers of the Code of Conduct for executive officers or directors must be approved by the Board. Any amendments or waivers to the Code of Conduct, if and as required to be disclosed under SEC rules and NYSE listing standards, will be promptly disclosed on our website at ir.t1energy.com/governance/governance-documents.

Insider Trading Policy

The Company maintains insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and certain other individuals associated with us that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. The policy also applies to material public information of the Company, which includes major events involving the Company’s securities, such as the adoption of share repurchase programs, option repricing, share splits, changes in dividend policies, public or private securities offerings, modification to the rights of security holders or notice of delisting. A copy of our Insider Trading Policy is incorporated by reference as Exhibit 19.1 to the Original Filing.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information, as of the date of this Amendment, concerning the persons who serve as our executives.

Name	Age	Position
Daniel Barcelo	56	CEO and Chairman of the Board
Joseph Evan Calio	59	Chief Financial Officer
Jaime Gualy	56	Chief Operating Officer
Andreas Bentzen	50	Chief Technology Officer
Andrew Munro	57	Chief Legal and Chief Compliance Officer

Biographical data for each of our current executive officers is set forth below, except for Mr. Barcelo’s biography, which is included above as a director.

Joseph Evan Calio

Joseph Evan Calio, 59, has served as Chief Financial Officer of T1 Energy since June 2024. He previously served as a Managing Director within Energy and Infrastructure Investment Banking at BTIG, LLC (“BTIG”). Prior to BTIG, he spent 14 years at Morgan Stanley, most recently as a Managing Director within Equity Research, covering U.S. exploration and production companies, refiners, and integrated oils. Mr. Calio was ranked by Institutional Investor’s Annual All-America Research Survey in 2012, 2013, 2014, and 2016. Earlier in his career, he held a role within the Energy Investment Banking division at Morgan Stanley and the Energy Proprietary Trading business at JP Morgan. Mr. Calio began his career as a Special Counsel for the SEC. He earned a B.S. from Lehigh University, a J.D. from Widener University School of Law, and an LLM from Georgetown University Law Center.

Jaime Gualy

Jaime Gualy, 56, has served as Chief Operating Officer of T1 Energy since August 2025. Prior to his appointment to his current role, he served as Executive Vice President – Corporate Development since January 2025 and prior to this as a consultant to the Company since May 2024. Prior to joining T1 Energy, Mr. Gualy was the founder and managing partner of Brittmoore Advisors, LLC, a strategic consulting firm specializing in energy. Previously, Mr. Gualy was co-founder and Chief Commercial Officer of Stagecoach Renewables LLC, a company backed by Apollo Global Management focused on acquiring renewable energy royalties. Mr. Gualy also served as Managing Director – Energy Investment Banking at KLR Group LLC, an energy-focused investment bank. Mr. Gualy also held senior investment management roles, including at Macquarie Capital, Carlyle Blue-Wave Partners, and others. Mr. Gualy holds a B.S. in Business Administration from the University of Houston and an M.B.A. from Rice University.

Andreas Bentzen

Andreas Bentzen, 50, has served as Chief Technology Officer of T1 Energy since November 2023. He joined the company as Executive Vice President, Technology in August 2022. Prior to joining T1 Energy, Dr. Bentzen co-founded Otovo, a leading European residential solar energy and storage company, where he served as the Chief Technology Officer for more than six years between January 2016 and July 2022. Dr. Bentzen has more than 20 years experience in technology and strategic management from both industrial and academic R&D, including working as technology and management consultant for Nofas AS and as the Vice President, Technology for REC Technology U.S., Inc. in San Francisco. He holds a M.Sc. from the Norwegian University of Science and Technology (NTNU) and a Ph.D. in physics from the University of Oslo.

Andrew Munro

Andrew Munro, 57, has served as Chief Legal and Chief Compliance Officer of T1 Energy since May 2025. Mr. Munro has more than 30 years of legal and management experience, having spent the last decade working in the solar energy, manufacturing, and technology industry. Prior to joining T1 Energy, Mr. Munro was employed with SOLARCYCLE and previously held senior leadership positions in several solar manufacturing and technology companies, including serving eight years as General Counsel of Qcells North America, a leading U.S. solar manufacturer. Mr. Munro also served as Chief Legal and Policy Officer of Calypso Energy, Head of Legal at BT Global Services and Infonet, and General Counsel at AssureSat. Mr. Munro started his career at the law firm of Latham & Watkins where he focused on complex commercial, corporate, and finance transactions for technology companies. Mr. Munro earned a B.A. in Economics/Business from the University of California, Los Angeles, and a J.D. from Harvard Law School.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and beneficial owners of more than 10% of our Common Stock to file reports of ownership of our common stock, par value $0.01 per share (the “Common Stock”) with the SEC. Based solely on our review of such reports filed with the SEC and on representations received from our directors and executive officers, we are aware of no late Section 16(a) filings with respect to transactions during fiscal year 2025, except for (i) a Form 3 reporting beneficial ownership and a Form 4 relating to a transaction, each filed on December 30, 2025, for Trina Solar (Schweiz) AG, (ii) a Form 4 relating to a grant of compensatory options, filed on October 1, 2025, and a Form 4 relating to vesting transactions, filed on April 2, 2026, for Joseph Evan Calio, (iii) a Form 4 relating to a grant of Restricted Stock Units (“RSUs”), filed on November 25, 2025, for Jaime Gualy, and (iv) a Form 4 relating to a grant of RSUs, filed on October 1, 2025, for Denise Cruz, our former Chief Accounting Officer.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Overview

The Compensation Committee oversees our compensation programs for executive officers and all other employees. This section discusses the compensation awarded to, earned by, or paid to T1 Energy’s CEO and two other most highly compensated executive officers who were serving as executive officers as of December 31, 2025. These three named executive officers, known as the “NEOs,” are:

Daniel Barcelo	Joseph Evan Calio	Einar GS Kilde(1)
Chairman of the Board and Chief Executive Officer (CEO)	Chief Financial Officer (CFO)	Chief Development Officer

(1)	Mr. Kilde retired from the Company effective April 22, 2026. For further discussion, see “Separation Agreement” below.

Elements of Compensation

Base Salary

The Compensation Committee annually reviews executive officer base salary levels, typically at the beginning of the year, with a goal of providing competitive, fixed cash compensation. The Compensation Committee generally seeks to maintain executive base salaries near the median level of salaries for comparable positions within the industry. The 2025 base salaries for our NEOs were as follows:

Named Executive Officer	2024 Base Salary	Increase %	2025 Base Salary
Daniel Barcelo	$800,000	0%	800,000
Joseph Evan Calio	$600,000	0%	600,000
Einar GS Kilde	NOK 4,454,656	21%	NOK 5,500,000

2025 Annual Incentive Awards

For 2025, our NEOs were eligible to earn short-term incentive plan (“STIP”) awards under T1’s Annual Incentive Plan (hereafter the “2025 STIP”). The STIP provides participants with an opportunity to earn a cash incentive based on an equally weighted combination of quantitative Company and individual performance goals during the year. In addition to the defined goals, any payout is contingent upon an overarching assessment of Company performance by the Compensation Committee at year-end (a “threshold requirement”). To ensure that outcomes appropriately reflect T1 Energy’s aggregate performance that might not otherwise be reflected in the Company performance goals, the Compensation Committee has the ability to reduce the STIP outcome, including reducing it to zero, based on its assessment of whether the outcome reflects T1 Energy’s broader full-year performance.

The Compensation Committee may adjust the ultimate STIP award payment a NEO would receive with respect to the Company performance measures, up or down, based on the Compensation Committee’s assessment of the NEO’s performance for the year. To that end, the Compensation Committee considers various criteria, including each NEO’s impact during the year and overall value to T1, specifically considering each NEO’s leadership skills, impact on strategic initiatives, performance in their primary area of responsibility, role and trajectory in succession planning and development, and other intangible qualities that contribute to our success.

 Long-Term Equity-Based Incentive Awards

Each year, we grant our NEOs long-term equity-based incentive awards. The Compensation Committee determines the amount of these awards, as well as the mix of time-based awards. Currently, our long-term equity-based incentive awards are in the form of stock options and RSUs. When considering the total long-term equity-based incentive award amount granted to each NEO, the Compensation Committee generally reviews estimated targets for compensation, the relative value of each compensation element, the expense of such awards, and the impact on dilution. Information on long-term incentive plan awards granted to our NEOs in 2025 can be found in the Summary Compensation Table below.

Retirement, Health and Welfare Benefits

T1 Energy provides benefits to its NEOs on the same basis as provided to all of its employees in the same jurisdiction, including a defined contribution retirement program for NEOs based outside of the U.S. All U.S.-based T1 Energy employees are eligible to participate in and receive annual Company-matching contribution to our 401(k) Plan, equal to 100% of the first 3% of employee contributions, 50% for the next 2% of employee contributions up to a total match of 4% of salary which is intended to provide financial security upon retirement.

Independent Compensation Consultant

Under its charter, the Compensation Committee has the authority, in its sole discretion, to retain or obtain the advice of a compensation consultant. After an extensive review of proposals from several leading compensation consultants, the Committee determined to retain Kavea Consulting, LLC (“Kavea”) as its independent compensation consultant effective beginning in 2025. The Committee did not engage any other consultants to provide executive compensation consulting services on its behalf during the 2025 fiscal year.

Kavea assists the Compensation Committee in developing a competitive total compensation program that is consistent with our philosophy of goal-oriented pay for performance and that allows us to attract, retain and motivate talented executives. For 2025, Kavea’s services included providing an annual analysis of the compensation of our officers and directors, and their counterparts at comparator companies. The analysis compares each element of compensation and total direct compensation awarded by T1 and by our peers to our respective executive officers and directors. Kavea also provides assistance in the ongoing support with respect to regulatory and other considerations that affect compensation programs as requested by the Compensation Committee.

Kavea reports exclusively to the Compensation Committee. The Compensation Committee reviewed Kavea’s independence and determined that there were no conflicts of interest as a result of this engagement.

Role of Stockholders

T1 Energy is committed to meaningful investor outreach. We embrace an open and accessible relations program for current and prospective investors, that provides a forum for dialogue. During the year, no questions or feedback were received in relation to executive compensation practices. At our upcoming Annual Meeting, the Board is recommending a vote in favor of an annual say-on-pay vote. By conducting such a vote annually, it provides the Compensation Committee with an opportunity to review insight into views on executive compensation practices across our stockholder base. The Compensation Committee will consider the results of the say-on-pay vote, along with feedback shared during engagement and broader stakeholder perspectives, such as guidance issued by proxy advisors, in discharging its duties.

Incentive Compensation Clawback

The Board previously approved and adopted a compensation recoupment policy to comply with NYSE requirements. The policy applies to current and former executive officers and covers all incentive compensation. In the event of a financial restatement, any compensation that is determined to have been erroneously awarded during the three-year lookback period is subject to repayment. A copy of the Clawback Policy can be found as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025. During the Company’s prior fiscal year, no action was required under this policy. In addition, certain employment contracts and employment agreements contain additional recoupment provisions.

Policies and Practices Related to the Grant of Certain Equity Awards

The Compensation Committee takes into account the timing of our disclosure of material nonpublic information when awarding stock options. Specifically, we generally do not grant stock options (i) during trading blackout periods established under our Insider Trading Policy or (ii) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of our Common Stock on the date of grant. In compliance with Item 402(x) of Regulation S-K, the following table sets forth certain information regarding the options granted to one of our named executive officers in 2025:

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award ($)	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information
Joseph Evan Calio	8/20/2025	300,000	1.33	270,000	1.36%

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table sets forth information with respect to the compensation of our NEOs for the years ended December 31, 2025 and 2024.

	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)		Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(4)	Total ($)
Daniel Barcelo	2025	800,000	800,000	3,752,000	(5)	–	420,000	5,846	5,777,846
Chairman & CEO	2024	128,205	1,750,000	–		–	–	292,147	2,170,352
Joseph Evan Calio	2025	600,000	600,000	5,190,000	(6)	270,000	315,000	39,122	7,014,122
Chief Financial Officer	2024	327,692	–	2,306,717	(7)	–	600,000	–	3,234,409
Einar GS Kilde(1)	2025	550,000	154,688	277,200		–	–	11,469	993,357
Chief Development Officer	2024	414,728	–	–		113,628	52,850	10,951	592,158

(1)	All dollar amounts for salary, non-equity incentive plan and all other compensation information in this table that were paid in NOK (relating to Mr. Kilde), were converted to U.S. dollars for the purpose of this disclosure using the average exchange ratio of 0.1 for 2025 and 0.0931 for 2024.

(2)	The amounts shown for 2025 reflect payments made in 2026 pursuant to the annual incentive awards granted under the 2025 STIP. In accordance with SEC rules, the amounts reported in the “Bonus” column reflect the amount, paid pursuant to the individual performance assessment portion of the STIP awards, while the amounts reported in the “Non-Equity Incentive Plan Compensation” column reflect the amount paid pursuant to the Company performance measures.

(3)	Aggregate grant date fair value of share-based awards is computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. We used a Black-Scholes-Merton option pricing model for stock options. For RSUs, the grant date fair value was computed based on the closing market price of our Common Stock on the grant date. The assumptions made in determining the grant date fair value of options under applicable accounting guidance are disclosed in Note 13 of Notes to Consolidated Financial Statements in our Original Filing. For Mr. Barcelo, the amount in this column includes RSUs that he received in 2025 in connection with his service as Chairman of the Board.

(4)	For 2025, “All Other Compensation” includes:

Named Executive Officer	Defined Contribution Plan($)	Life and Health Insurance($)	Total Other Compensation($)
Daniel Barcelo	4,598	1,248	5,846
Joseph Evan Calio	18,923	20,199	39,122
Einar GS Kilde	10,714	755	11,469

(5)	This amount includes the value of a 1,000,000 one-time RSUs award in connection with a transaction bonus granted to Mr. Barcelo on January 1, 2025 under the T1 Energy Inc. 2021 Equity Incentive Plan, amended and restated by the Board as of April 22, 2024, and approved by the Company’s shareholders on June 13, 2024 (the “ Equity Plan”). Further details about this grant in footnote (3) in the table below under “Outstanding Equity Awards at Fiscal Year-End.”

(6)	This amount includes the value of a 1,500,000 one-time RSUs award in connection with a transaction bonus granted to Mr. Calio on January 1, 2025 under the Equity Plan. Further details about this grant in footnote (6) in the table below under “Outstanding Equity Awards at Fiscal Year-End.”

(7)	This amount relates specifically to 1,267,427 RSUs that Mr. Calio received in connection with his Sign-On RSUs (as defined below) granted on June 13, 2024, pursuant to the terms of his Employment Agreement which are further described below under “Employment Agreements with T1 NEOs—Employment Agreement with Mr. Calio.”

Outstanding Equity Awards at Fiscal Year-End

The following table contains information about our NEOs’ outstanding equity awards at December 31, 2025.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock or Units that have not Vested (#)		Market value of shares or units of stock that have not vested(2) ($)
Daniel Barcelo	–	–		–	–	666,667	(3)	4,453,329
	–	16,667	(4)	7.68	6/27/2028	–		–
Joseph Evan Calio	–	–		–	–	844,952	(5)	5,644,279
	–	–		–	–	1,000,000	(6)	6,680,000
	–	–		–	–	483,871	(7)	3,232,258
	–	–		–	–	375,000	(8)	2,505,000
	–	300,000	(9)	1.33	8/20/2030	–		–
Einar GS Kilde	1,185	–		10	8/20/2030	–		–
	100,000	–		10	7/9/2026	–		–
	75,946	–		7.63	7/9/2026	–		–
	2,082	–		12.98	6/9/2027	–		–
	51,540	25,770	(10)	7.55	9/7/2027	–		–
	35,000	70,000	(11)	1.55	5/22/2028	–		–
	7,000	14,000	(12)	1.43	1/15/2029	–		–
	–	–		–	–	210,000	(13)	1,402,800

(1)	Stock options generally vest and become exercisable in three equal installments on each of the first three anniversaries of the grant date.

(2)	The value of the RSUs is based on a price of $6.68 per share, which was the closing price of the Company’s Common Stock on December 31, 2025, the last trading day of the Company’s fiscal year.

(3)	Represents 666,667 RSUs that were unvested as of December 31, 2025 out of the 1,000,000 RSUs granted to Mr. Barcelo on January 1, 2025 under the Equity Plan. One-third (1/3) of the units (333,333 RSUs) vested on January 1, 2025, one-third (1/3) of the units (333,333 RSUs) vested on January 1, 2026 and the remaining one-third (1/3) of the units (333,334 RSUs) shall vest on January 1, 2027.

(4)	Represents 16,667 stock options that were unvested as of December 31, 2025 out of the 50,000 stock options granted to Mr. Barcelo on June 27, 2023 under the Equity Plan. One-third (1/3) of the options (16,667 shares) vested on June 27, 2024, one-third (1/3) of the options (16,666 shares) vested on June 27, 2025 and the remaining one-third (1/3) of the options (16,667 shares) shall vest on June 27, 2026.

(5)	Represents 844,952 RSUs that were unvested as of December 31, 2025 out of the 1,267,427 RSUs granted to Mr. Calio on June 13, 2024 under the Equity Plan. One-third (1/3) of the units (422,475 RSUs) vested on June 13, 2025, one-third (1/3) of the units (422,476 RSUs) shall vest on June 13, 2026 and the remaining one-third (1/3) of the units (422,476 RSUs) shall vest on June 13, 2027.

(6)	Represents 1,000,000 RSUs that were unvested as of December 31, 2025 out of the 1,500,000 RSUs granted to Mr. Calio on January 1, 2025 under the Equity Plan. One-third (1/3) of the units (500,000 RSUs) vested on January 1, 2025, one-third (1/3) of the units (500,000 RSUs) vested on January 1, 2026 and the remaining one-third (1/3) of the units (500,000 RSUs) shall vest on January 1, 2027.

(7)	Represents 483,871 RSUs granted to Mr. Calio on April 29, 2025 under the Equity Plan, all of which were unvested as of December 31, 2025. One-third (1/3) of the units (161,290 RSUs) vested on April 29, 2026, one-third (1/3) of the units (161,290 RSUs) shall vest on April 29, 2027 and the remaining one-third (1/3) of the units (161,291 RSUs) shall vest on April 29, 2028.

(8)	Represents 375,000 RSUs granted to Mr. Calio on June 23, 2025 under the Equity Plan, all of which were unvested as of December 31, 2025. One-third (1/3) of the units (125,000 RSUs) shall vest on June 23, 2026, one-third (1/3) of the units (125,000 RSUs) shall vest on June 23, 2027 and the remaining one-third (1/3) of the units (125,000 RSUs) shall vest on June 23, 2028.

(9)	Represents 300,000 stock options granted to Mr. Calio on August 20, 2025 under the Equity Plan, all of which were unvested as of December 31, 2025. One-third (1/3) of the options (100,000 options) shall vest on August 20, 2026, one-third (1/3) of the options (100,000 options) shall vest on August 20, 2027 and the remaining one-third (1/3) of the options (100,000 options) shall vest on August 20, 2028.

(10)	Represents 25,770 stock options that were unvested as of December 31, 2025 out of the 77,310 stock options granted to Mr. Kilde on May 22, 2023 under the Equity Plan. One-third (1/3) of the options (25,770 options) vested on May 22, 2024, one-third (1/3) of the options (25,770 options) vested on May 22, 2025 and the remaining one-third (1/3) of the options (25,770 options) shall vest on May 22, 2026.

(11)	Represents 70,000 stock options that were unvested as of December 31, 2025 out of the 105,000 stock options granted to Mr. Kilde on January 15, 2024 under the Equity Plan. One-third (1/3) of the options (35,000 options) vested on January 15, 2025, one-third (1/3) of the options (35,000 options) vested on January 15, 2026 and the remaining one-third (1/3) of the options (35,000 options) shall vest on January 15, 2027.

(12)	Represents 14,000 stock options that were unvested as of December 31, 2025 out of the 21,000 stock options granted to Mr. Kilde on March 15, 2024 under the Equity Plan. One-third (1/3) of the options (7,000 options) vested on March 15, 2025, one-third (1/3) of the options (7,000 options) vested on March 15, 2026 and the remaining one-third (1/3) of the options (7,000 options) shall vest on March 15, 2027.

(13)	Represents 210,000 RSUs granted to Mr. Kilde on June 23, 2025 under the Equity Plan, all of which were unvested as of December 31, 2025. One-third (1/3) of the units (70,000 RSUs) shall vest on June 23, 2026, one-third (1/3) of the units (70,000 RSUs) shall vest on June 23, 2027 and the remaining one-third (1/3) of the units (70,000 RSUs) shall vest on June 23, 2028.

Employment Agreements with T1 NEOs

Below are descriptions of employment agreements with our current NEOs. These agreements set forth the NEO’s initial compensation, eligibility for employee benefits and potential to receive severance payments and benefits upon a qualifying termination of employment.

Employment Agreement with Mr. Barcelo

We entered into an employment agreement with Mr. Barcelo setting forth the terms and conditions of his employment as our CEO on April 25, 2025. Mr. Barcelo will receive an annual base salary of $800,000. He is eligible to receive an annual cash incentive bonus opportunity in an amount up to 100% of his base salary pursuant to T1 Energy’s STIP and receive awards under the Equity Plan. For the 2025 fiscal year, Mr. Barcelo’s annual equity awards will consist of two separate awards: (i) RSUs covering a number of shares of Common Stock of the Company with a fair market value at the time of grant equal to 150% of his base salary, which will vest in substantially equal tranches on each of the first three anniversaries of the grant date, subject to his continued active employment with the Company on the applicable vesting date and (ii) RSUs covering a number of shares of Common Stock of the Company with a fair market value at the time of grant equal to 150% of his base salary, which will fully vest on the first anniversary of the grant date, subject to his continued active employment with the Company on the vesting date.

If Mr. Barcelo’s employment is terminated by the Company without cause or if he resigns for good reason, he will be eligible to receive (i) continued payment of one year of his then-current base salary (which will increase to 18 months of his then-current base salary if such termination occurs within 12 months following a change in control), (ii) any earned but unpaid annual cash bonus payable in respect of any previously completed fiscal year, (iii) a pro-rated annual cash bonus for the year in which his termination of employment occurs, (iv) up to six months of reimbursed COBRA premiums and (v) unless Mr. Barcelo transitions to a Board only role following such termination of employment, full accelerated vesting of all unvested equity awards (with any performance-based equity awards being deemed achieved at target performance levels). In the event of a change in control, any equity award granted to Mr. Barcelo between April 25, 2025 and April 25, 2026 will become fully vested upon such change in control. In addition, if Mr. Barcelo no longer serves as our CEO (except in connection with a termination of his employment for cause, his resignation without good reason or as a result of his death or disability), any unvested equity awards will become fully vested at the time he ceases to serve as our CEO.

Employment Agreement with Mr. Calio

We entered into an employment agreement with Mr. Calio to serve as our Chief Financial Officer in June 2024. Mr. Calio’s annual salary as of December 31, 2024 was $600,000 and he is eligible to participate in the group bonus scheme with a target bonus potential of 100% of his base salary. Mr. Calio received a one-time award of RSUs with respect to a number of shares of Common Stock of the Company (the “Sign-On RSUs”). The number of Sign-On RSUs awarded equaled a nominal value of $3.0 million divided by the volume weighted average price of the Common Stock of the Company for a 15-trading day period ending on the first date of employment. In the first three years of service, Mr. Calio is entitled to receive a grant of 300,000 of non-qualified stock options and a grant of RSUs with a fair market value of $600,000. Upon a termination of Mr. Calio’s employment without cause or his resignation for good reason (“Qualifying Termination”), Mr. Calio would be entitled to receive a cash severance payment equal to 12 months of his base salary, payable in substantially equal installments during the 12 month period immediately following the date of his termination, and reimbursement of COBRA premiums for a period of six months following the date of his termination. In the event of a Qualifying Termination within 12 months following a change in control, Mr. Calio’s outstanding equity awards would become fully vested.

Employment Agreement with Einar GS Kilde

We entered into an employment agreement with Mr. Kilde in May 2021. Mr. Kilde’s annual salary as of December 31, 2025 was NOK 4.05 million and he is eligible to participate in the group bonus scheme with a target bonus potential of 50% of his base salary. Mr. Kilde is eligible to receive equity awards under the Equity Plan. In connection with Mr. Kilde’s retirement as Chief Development Officer, FREYR Battery Norway AS (a wholly-owned subsidiary of the Company) and Mr. Kilde entered into a separation agreement (the “Separation Agreement”) on April 22, 2026 (the “Effective Date”). Pursuant to the Separation Agreement, Mr. Kilde will be entitled to receive a severance payment of NOK 5.5 million to be paid in twelve equal installments following the Effective Date. Mr. Kilde’s outstanding options and RSUs will remain outstanding and eligible to vest in accordance with the terms and conditions of the Equity Plan and the applicable award agreements under which they were granted and the terms of Mr. Kilde’s options have been extended such that they may be exercised beyond the default period of three months post-employment under the Equity Plan.

Restrictive Covenants

Each NEO employment agreement contains post-termination restrictive covenants, including with respect to non-competition, non-solicitation and confidentiality.

DIRECTOR COMPENSATION

Currently, Mr. Barcelo, our Chairman and CEO, is the only Board member who is also a T1 employee. All compensation Mr. Barcelo received from us in 2025 is included in the Summary Compensation Table on page 10 of this Amendment.

The Board has the sole authority to approve the compensation structure for all non-employee directors. The Compensation Committee provides recommendations to the Board on the structure of our non-employee director compensation program. Director compensation is reviewed at least annually and is determined for each one-year Board term, commencing at the Annual Meeting and ending at the following Annual Meeting.

The Board seeks to set non-employee director compensation at an adequate level to compensate non-employee directors for their time and effort expended in satisfying their obligations without jeopardizing their independence. Each year, the Board considers the type and amount of compensation provided to our non-employee directors, using analyses and recommendations from the Compensation Committee’s independent compensation consultant, Kavea, and comparative data from relevant data sources. The Board also takes into account the responsibilities of each committee, the time commitments required for each committee to comply with increasing regulatory requirements and other committee responsibilities, the need to attract and retain quality director candidates, our financial performance, and general market conditions.

Highlights of our Non-Employee Director Compensation Program

●	No fees for Board Meeting Attendance: No fees are paid for Board or committee meeting attendance.

●	Emphasis on Equity: There is an emphasis on equity in the overall compensation mix to further align interests with stockholders, with annual equity awards vesting on the first anniversary of the grant date.

●	Recognition of Special Roles: Special roles (such as committee chairs) are fairly recognized for their additional time commitments, but no fees are paid for committee membership generally.

●	Limited Perquisites: Other benefits are limited (e.g., matching charitable contributions).

Director Compensation for 2025 Compensation Period

In 2025, the Compensation Committee considered the compensation of the non-employee directors, seeking the input of our independent compensation consultant, Kavea, and provided a report on director compensation to the Board for its use in setting director pay for the 2025 compensation period. Overall, the Board and the Compensation Committee believe that Kavea’s report showed that our non-employee director compensation program is aligned with market trends. Based on this report and the considerations described above, the Board determined that no changes to the non-employee director compensation program were necessary.

Compensation for non-employee directors for the 2024 and 2025 compensation periods was as follows:

	Assignment	Compensation for 2024 ($)		Compensation for 2025 ($)
Annual cash retainer	Member		100,000	No change
Annual fee for the Audit and Risk Committee	Chair		35,000	No change
	Member		20,000	No change
Annual fee for the Compensation Committee	Chair		25,000	No change
	Member		10,000	No change
Annual fee for the Nominating & Corporate Governance Committee	Chair		25,000	No change
	Member		10,000	No change
Annual equity award (restricted stock or restricted stock units)		●	50,000 restricted stock units (“RSUs”) for Directors,	No change
		●	200,000 RSUs for Chairman

Annual equity awards were granted in 2025 pursuant to the Equity Plan.

Director Compensation Table

The following table contains information about our non-employee directors’ fiscal year 2025 compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)
W. Richard Anderson	145,000	223,500	—		368,500
Todd Jason Kantor(2)	—	—	—		—
Mingxing Lin(3)	100,000	223,500	495,000	(4)	818,500
David Manners	100,000	223,500			323,500
Peter Matrai	100,000	223,500	360,000	(5)	683,500
Daniel Artemus Steingart	125,000	223,500	15,000	(6)	363,500
Jessica Wirth Strine	145,000	223,500	—		368,500
Tore Ivar Slettemoen(7)	140,000	223,500	45,000	(8)	408,500

(1)	Aggregate grant date fair value of stock-based awards is computed in accordance with the FASB ASC Topic 718. As of December 31, 2025, our non-employee directors held the following number of equity awards, consisting of vested RSUs that have not yet been settled and outstanding stock options: Mr. Anderson (50,000 RSUs), Mr. Kantor (0), Mr. Lin (50,000 RSUs), Mr. Manners (50,000 RSUs), Mr. Matrai (50,000 RSUs and 200,000 stock options), Mr. Steingart (50,000 RSUs and 50,000 stock options), Ms. Strine (50,000 RSUs) and Mr. Slettemoen (50,000 RSUs).

(2)	Mr. Kantor has agreed not to receive any compensation for his service on the Board.

(3)	Mr. Lin resigned from the Board effective March 30, 2026.

(4)	Includes $480,000 in compensation pursuant to the Amended Lin Consulting Agreement (as defined and discussed further below) and $15,000 for serving on the Company’s European Portfolio Optimization Committee as a non-voting observer, which was dissolved on March 26, 2026.

(5)	Includes $360,000 in compensation from the Matrai Consulting Agreement (as defined and discussed further below).

(6)	Includes compensation of $15,000 for serving on the Company’s European Portfolio Optimization Committee, which was dissolved on March 26, 2026.

(7)	Mr. Slettemoen resigned from the Board on March 26, 2026.

(8)	Includes compensation of $45,000 for serving as the Chair to the Company’s European Portfolio Optimization Committee, which was dissolved on March 26, 2026.

Agreements with T1 Energy Non-Employee Directors

Details of certain agreements with our directors are outlined below.

Consulting Agreement with Mr. Matrai

We entered into a consultancy agreement with Peter Matrai, our co-founder and a director, to serve as a consultant, dated May 14, 2021 and as amended as of February 11, 2026 (the “Matrai Consulting Agreement”). The current term of the Matrai Consulting Agreement commenced on January 1, 2026 and will expire on December 31, 2026, unless terminated earlier in accordance with the terms of the Matrai Consulting Agreement. Pursuant to the Matrai Consulting Agreement, Mr. Matrai receives a consulting fee of $30,000 per month and he is eligible to receive share-based compensation awards under the Equity Plan. The Matrai Consulting Agreement contains customary confidentiality, non-competition, non-solicitation, and intellectual property assignment provisions. Mr. Matrai is expected to be engaged for the majority of his working time in the provision of services in accordance with the Matrai Consulting Agreement.

The Matrai Consulting Agreement also provides that if, during the term, the Company signs a definitive agreement related to a significant merger and acquisition transaction (as determined in good faith by the Company in its sole discretion) which Mr. Matrai advises on, the Company shall grant him an award of RSUs covering a number of shares of Common Stock with a grant date fair market value of $250,000, vesting in three equal annual installments. Vesting is not conditioned on Mr. Matrai’s continued service as a director and unvested RSUs continue to vest notwithstanding expiration, non-renewal or termination of the Matrai Consulting Agreement or Mr. Matrai’s resignation or removal as a director, except in the event of a termination for cause.

Consulting Agreement with Mr. Lin

We entered into a consultancy agreement with Mr. Lin, former director of the Board, on November 6, 2024 (the “Original Lin Consulting Agreement”), which became effective on December 23, 2024. On December 29, 2025, the Company and Mr. Lin entered into an Amended and Restated Consultancy Agreement (the “Amended Lin Consulting Agreement”), which amended and restated the Original Lin Consulting Agreement to change his title to “Consultant” and to make certain other changes clarifying his responsibilities as consultant to the Company. Under the Amended Lin Consulting Agreement, Mr. Lin receives a consulting fee of $40,000 per month. The Amended Lin Consulting Agreement continues until terminated in accordance with its terms. The Amended Lin Consulting Agreement also contains customary confidentiality, intellectual property assignment and indemnification provisions.

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans as of December 31, 2025. All of our equity compensation plans have been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (#)
Equity compensation plans approved by security holders(1)	12,990,768	5.83	20,429,844
Equity compensation plans not approved by security holders(2)	661,111	10.00	—
TOTAL	13,651,879	6.03	20,429,844

(1)	Represents Common Stock issuable upon the exercise of stock options under the Equity Plan.

(2)	Represents Common Stock issuable upon the exercise of outstanding performance stock options issued to Tom Einar Jensen on July 13, 2021, in accordance with his employment agreement. Column (a) excludes Common Stock issuable upon the exercise of stock options under FREYR Legacy’s 2019 Incentive Stock Option Plan, dated November 9, 2019, as such options are required per their terms to be settled in cash.

See further discussion of our equity compensation plans in Note 13 to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our Original Filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities

The following table sets forth information regarding beneficial ownership of our Common Stock as of April 28, 2026 by:

●	Each of T1 Energy’s NEOs and directors;

●	All of T1 Energy’s executive officers and directors as a group; and

●	Each person known by T1 Energy to be the beneficial owner of more than 5% of the shares of our Common Stock.

The beneficial ownership percentages set forth in the table below are based on 279,071,590 shares of Common Stock issued and outstanding as of April 28, 2026. We have deemed warrants, which are exercisable into shares of Common Stock, RSUs which are vested and not settled, and options that are currently exercisable or exercisable within 60 days to be outstanding and to be beneficially owned by the person holding the warrant, RSU, or option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares
Directors and Named Executive Officers:
Daniel Barcelo(1)	1,113,275	*
W. Richard Anderson(2)	567,000	*
Todd Jason Kantor(3)	55,786,411	19.99%
David Manners(4)	160,379	*
Peter Matrai(5)	2,473,080	*
Daniel Artemus Steingart(6)	100,000	*
Jessica Wirth Strine(7)	50,000	*
Robert Hammond
Joseph Evan Calio(8)	2,193,103	*
Einar GS Kilde(9)	460,523	*

All Directors and Executive Officers as a group (12 persons)	62,694,997	22.47%

5% Holders:
Certain entities affiliated with Encompass Capital Advisors(3)	55,786,411	19.99%
Trina Solar (Schweiz) AG(10)	50,152,664	17.97%
BlackRock, Inc.(11)	14,869,103	5.3%

*	Represents beneficial ownership of less than 1%.

(1)	Includes 1,096,608 shares of Common Stock (which includes 200,000 RSUs which vested immediately upon grant on December 1, 2025; one-third (1/3) of the units shall be released on December 1, 2026, one-third (1/3) of the units shall be released on December 1, 2027 and one-third (1/3) of the units shall be released on December 1, 2028) and 16,667 shares of Common Stock subject to stock options which will vest on June 27, 2026, within 60 days of May 8, 2026 (the “Record Date”).

(2)	Includes (i) 517,000 warrants which are exercisable into an equal number of shares of Common Stock held directly by Mr. Anderson, and (ii) 50,000 RSUs which vested immediately upon grant on December 1, 2025. One-third (1/3) of the units shall be released on December 1, 2026, one-third (1/3) of the units shall be released on December 1, 2027 and one-third (1/3) of the units shall be released on December 1, 2028. All warrants referenced in this footnote are exercisable at $11.50 per share and expire on July 9, 2026.

(3)	Consists of shares of Common Stock beneficially owned as of December 11, 2025, according to a Schedule 13D/A filed by Encompass Capital Advisors LLC, Encompass Capital Partners LLC, and Mr. Kantor on December 15, 2025, reporting shared voting and dispositive power with respect to 74,147,162 shares, including (a) 34,968,169 shares of Common Stock, (b) 355,465 warrants, which are exercisable into shares of Common Stock, (c) 9,411,764 shares of Common Stock issuable upon conversion of the Issuer’s Series B Convertible Non-Voting Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), and (d) 29,411,764 shares of Common Stock issuable upon conversion of the Issuer’s Series B-1 Convertible Non-Voting Preferred Stock, par value $0.01 per share (the “Series B-1 Preferred Stock” and together with the Series B Convertible Non-Voting Preferred Stock, the “Preferred Stock”), which are subject to a beneficial ownership limitation of 19.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Preferred Stock. The amount of shares disclosed in the beneficial ownership table excludes shares of Common Stock issuable upon conversion of Preferred Stock that are prevented from converting due to the 19.99% blocker. Such securities are held by certain funds and managed accounts managed or sub-advised by Encompass Capital Advisors LLC. Mr. Kantor is the Managing Member of each of Encompass Capital Advisors LLC and Encompass Capital Partners LLC. Mr. Kantor disclaims beneficial ownership of the securities reported herein except to the extent of his pecuniary interest therein. The address for Encompass Capital Advisors LLC is 200 Park Avenue, 16th Floor, New York, NY, 10166.

(4)	Includes 60,379 shares of Common Stock, 50,000 shares of Common Stock subject to warrants (exercisable at $11.50 per share and expiring on July 9, 2026) and 50,000 RSUs which vested immediately upon grant on December 1, 2025. One-third (1/3) of the units shall be released on December 1, 2026, one-third (1/3) of the units shall be released on December 1, 2027 and one-third (1/3) of the units shall be released on December 1, 2028.

(5)	Includes 1,623,912 shares of Common Stock (which includes 50,000 RSUs which vested immediately upon grant on December 1, 2025; one-third (1/3) of the units shall be released on December 1, 2026, one-third (1/3) of the units shall be released on December 1, 2027 and one-third (1/3) of the units shall be released on December 1, 2028), 100,000 shares of Common Stock subject to warrants (exercisable at $11.50 per share and expiring on July 9, 2026) and 200,000 shares of Common Stock subject to stock options which are vested and exercisable within 60 days of the Record Date (inclusive of 16,667 options that vest on June 27, 2026). Also includes 549,168 shares of Common Stock held by EDGE Global. Mr. Matrai and Mr. Tom Einar Jensen are co-owners of EDGE Global. Mr. Matrai disclaims beneficial ownership of the shares held by EDGE Global except to the extent of his pecuniary interest therein. The business address of EDGE Global is 210 Locust Street, Philadelphia, PA 19106.

(6)	Includes 50,000 shares of Common Stock subject to stock options which are vested and exercisable within 60 days of the Record Date (inclusive of 16,667 options that vest on June 27, 2026) and 50,000 RSUs which vested immediately upon grant on December 1, 2025. One-third (1/3) of the units shall be released on December 1, 2026, one-third (1/3) of the units shall be released on December 1, 2027 and one-third (1/3) of the units shall be released on December 1, 2028.

(7)	Includes 50,000 RSUs which vested immediately upon grant on December 1, 2025. One-third (1/3) of the units shall be released on December 1, 2026, one-third (1/3) of the units shall be released on December 1, 2027 and one-third (1/3) of the units shall be released on December 1, 2028.

(8)	Includes 1,645,627 shares of Common Stock (inclusive of 161,290 shares of Common Stock received on April 29, 2026 upon vesting of RSUs) and 547,476 shares of Common Stock subject to RSUs which will vest within 60 days of the Record Date, consisting of 422,476 RSUs which vest on June 13, 2026 and 125,000 RSUs which vest on June 23, 2026.

(9)	Includes 50,000 shares of Common Stock subject to warrants (exercisable at $11.50 per share and expiring on July 9, 2026), and 340,523 shares of Common Stock subject to stock options which are vested and exercisable within 60 days of the Record Date, and 70,000 shares of Common Stock subject to RSUs which vest on June 23, 2026. Mr. Kilde retired from the Company effective April 22, 2026.

(10)	Consists of 50,152,664 shares of Common Stock. The business address of Trina Solar (Schweiz) AG is Birkenweg 4, Wallisellen, Switzerland 8304.

(11)	Consists of shares of Common Stock beneficially owned as of March 31, 2026, according to a Schedule 13G filed by BlackRock, Inc. on April 27, 2026, reporting sole dispositive power with respect to 14,869,103 shares of Common Stock and sole voting power with respect to 14,586,632 shares of Common Stock. The address for BlackRock, Inc. is 50 Hudson Yards New York, NY 10001.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Equity Compensation Plan Information” under “Item 11. Executive Compensation.”

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

In addition to the director and executive officer compensation arrangements discussed above, this section describes transactions, or series of related transactions, since January 1, 2024, to which we were or will be a participant, in which:

●	the amount involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or beneficial owners of more than 5% of any class of our capital stock, or any members of the immediate family of and any entity affiliated with any such person, had or will have a direct or indirect material interest.

Related Person Transactions

Consulting Agreements

We entered into a consultancy agreement with Peter Matrai, our co-founder and a director, to serve as a consultant, dated May 14, 2021 and as amended as of February 11, 2026 (which we refer to as the “Matrai Consulting Agreement”). The current term of the Matrai Consulting Agreement commenced on January 1, 2026 and will expire on December 31, 2026, unless terminated earlier in accordance with the terms of the Matrai Consulting Agreement. Pursuant to the Matrai Consulting Agreement, Mr. Matrai receives a consulting fee of $30,000 per month and he is eligible to receive share-based compensation awards under the Equity Plan. The Matrai Consulting Agreement contains customary confidentiality, non-competition, non-solicitation, and intellectual property assignment provisions. Mr. Matrai is expected to be engaged for the majority of his working time in the provision of services in accordance with the Matrai Consulting Agreement.

The Matrai Consulting Agreement also provides that if, during the term, the Company signs a definitive agreement related to a significant merger and acquisition transaction (as determined in good faith by the Company in its sole discretion) which Mr. Matrai advises on, the Company shall grant him an award of restricted stock units covering a number of shares of Common Stock with a grant date fair market value of $250,000, vesting in three equal annual installments. Vesting is not conditioned on Mr. Matrai’s continued service as a director and unvested RSUs continue to vest notwithstanding expiration, non-renewal or termination of the Matrai Consulting Agreement or Mr. Matrai’s resignation or removal as a director, except in the event of a termination for cause.

On November 6, 2024, we entered into an employment termination and consulting contract with our co-founder and former Executive Chair, Tom Einar Jensen (the “Jensen Transition Contract”) related to his termination as CEO of the Company and the provision of transitional and other services by Mr. Jensen in the role of Chief Executive Officer — Europe of the Company. Under the Jensen Transition Contract, Mr. Jensen received (i) a monthly service fee of $30,000 (pro-rated for any partial months) and (ii) in accordance with Mr. Jensen’s employment contract as the Company’s CEO, a severance payment equal to six months of Mr. Jensen’s base salary at the time of his termination of employment as the Company’s CEO. The Jensen Transition Contract terminated on November 6, 2025 in accordance with its terms. Furthermore, upon the closing of the Trina Business Combination, one-third of Mr. Jensen’s outstanding performance stock options vested immediately and 50% of the remaining unvested portion of the performance stock options vested on December 23, 2025, the first anniversary of the closing date of the Trina Business Combination. The remaining 50% of the unvested portion will vest on December 23, 2026, the second anniversary of the closing date of the Trina Business Combination.

Lastly, we entered into a consultancy agreement with Mr. Lin on November 6, 2024 (which we refer to as the “Original Lin Consulting Agreement”), which became effective on December 23, 2024. On December 29, 2025, the Company and Mr. Lin entered into an Amended and Restated Consultancy Agreement (which we refer to as the “Amended Lin Consulting Agreement”), which amended and restated the Original Lin Consulting Agreement to change his title to “Consultant” and to make certain other changes clarifying his responsibilities as consultant to the Company. Under the Amended Lin Consulting Agreement, the Company pays Mr. Lin a consulting fee of $40,000 per month. The Amended Lin Consulting Agreement continues until terminated in accordance with its terms. The Amended Lin Consulting Agreement contains customary confidentiality, intellectual property assignment and indemnification provisions.

Metier

In 2020, we entered into a framework agreement with Metier, which provides primarily project management and administrative consulting services. The CEO of Metier is the brother of Mr. Kilde, the Company’s former Chief Development Officer. For the year ended December 31, 2025, $0.1 million was recognized as general and administrative expenses within our previously filed consolidated statements of operations and comprehensive loss included in the Original Filing.

Other

On February 7, 2025, we also entered into a contract with Pareto Securities AS to act as a broker with respect to the sale of certain assets held in our European business and to perform valuation services of those assets. Mr. Kilde’s son is one of the equity partners of Pareto Securities AS. During the year ended December 31, 2025, we paid $0.1 million in retainer fees to Pareto Securities AS. In addition, Pareto Securities AS shall receive a minimum broker fee of $0.8 million if there is a completed sale of our European business, which is subject to increase based on certain conditions as outlined in the contract. The retainer fee shall be deductible from the broker fee.

Cooperation Agreement

On April 18, 2024, the Company entered into a cooperation agreement (the “Teknovekst Cooperation Agreement”) with Teknovekst Invest AS, a private limited liability company incorporated under the laws of Norway, Vanir Invest Holding AS, a private limited liability company incorporated under the laws of Norway, Teknovekst AS, a company incorporated under the laws of Norway, and Tore Ivar Slettemoen (together with Teknovekst Invest AS, Vanir Invest Holding AS and Teknovekst AS, the “Investors”). Pursuant to the Teknovekst Cooperation Agreement, the Board and all applicable committees thereof approved the appointment of Mr. Slettemoen as a member of the Board, with an initial term that expired at the Company’s 2024 annual meeting of stockholders. Mr. Slettemoen was elected by stockholders at the 2024 annual meeting held on June 13, 2024 and re-elected at the 2025 annual meeting held on June 25, 2025, in each case for a one-year term. On March 26, 2026, Mr. Slettemoen resigned from the Board effective the same day. Under the terms of the Teknovekst Cooperation Agreement, until the later of the date that (i) Mr. Slettemoen ceases to be a member of the Board and (ii) 30 calendar days prior to the notice deadline under the Company’s Amended and Restated Bylaws for the nomination of non-proxy access director candidates for election to the Board at the Company’s 2025 annual meeting of stockholders, the Investors have agreed to customary standstill restrictions. Mr. Slettemoen ceased to be a member of the Board on March 26, 2026, and the deadline referenced in clause (ii) has passed. Accordingly, the standstill restrictions under the Teknovekst Cooperation Agreement are no longer in effect.

Employment Agreements

Employment arrangements with any member of the immediate family of or any entities affiliated with T1 Energy’s executive officers, directors, or holders of more than 5% of any class of T1 Energy’s voting securities requires approval or ratification by T1 Energy’s Audit and Risk Committee.

Savannah Kilde, the daughter-in-law of Einar GS Kilde, the Company’s former Chief Development Officer, received approximately NOK 805,725 in total salary and share-based compensation for the fiscal year ended December 31, 2025.

In March 2025, the Company entered into an employment agreement with Luca Barcelo, the son of Daniel Barcelo, the Company’s CEO and Chairman of the Board. Under the terms of the agreement, Luca Barcelo received an annual salary of $165,000, which was increased to $185,000 effective July 28, 2025, and further increased to $225,000 effective January 1, 2026, and is eligible for STIP and LTIP awards. For fiscal year 2025, Luca Barcelo received a STIP award of $28,213, which was approved on January 29, 2026. The agreement contains customary confidentiality, intellectual property ownership and clawback provisions. Additionally, prior to his employment with the Company, Luca Barcelo received $54,000 in consulting fees during the fiscal year ended December 31, 2025.

Amy Jaick, the sister-in-law of Todd Kantor, a director on the Board, served as the Company’s Senior Vice President, Communications until May 29, 2025. Under the terms of Ms. Jaick’s employment agreement, she was entitled to a base salary of $275,000 and is eligible for STIP and LTIP awards. The agreement contained customary confidentiality and intellectual property ownership provisions.

In December 2025, the Company entered into an employment agreement with Ronald Gualy, the brother of Jaime Gualy, the Company’s Chief Operating Officer, pursuant to which Ronald Gualy serves as the Company’s SVP, Project Engineering, effective December 1, 2025. Under the terms of his employment agreement, Ronald Gualy will receive an annual salary of $350,000 and is eligible for STIP and LTIP awards. The employment agreement contains customary confidentiality, intellectual property ownership and clawback provisions. Additionally, prior to his employment with the Company, SG Technology Holding, LLC, an entity owned by Ronald Gualy, received $100,000 in consulting fees during the fiscal year ended December 31, 2025.

Trina Transaction Agreement

On November 6, 2024, the Company entered into a transaction agreement (the “Transaction Agreement”) with Trina Solar (Schweiz) AG, an entity organized under the laws of Switzerland (the “Seller”), for the acquisition of all legal and beneficial ownership in the shares of capital stock of T1 G1 Dallas Holding Inc. (f/k/a Trina Solar (U.S.) Holding Inc.), a Delaware corporation (the “Trina Business Combination”), which owns, directly or indirectly, all legal and beneficial ownership in the shares of capital stock of, or other ownership, membership or equity interest in (a) T1 G1 Dallas Midco Inc. (f/k/a Trina Solar US Manufacturing Holding Inc.), a Delaware corporation (“G1 Midco”), (b) T1 G1 Dallas Associated Entity LLC (f/k/a Trina Solar US Manufacturing Module Associated Entity 1, LLC), a Texas limited liability company (“G1 Associated”), (c) T1 G1 Dallas Solar Module LLC (formerly known as T1 G1 Dallas Solar Module (Trina) LLC (f/k/a Trina Solar US Manufacturing Module 1, LLC)), a Texas limited liability company (“G1”), and (d) Trina Solar US Manufacturing Cell 1, LLC, an Oklahoma limited liability company (“TUM 2”, and together with G1 Midco, G1 Associated and G1, the “Acquired Companies”) (and such acquisition, the “Purchase”). As a result of the Purchase, the Seller currently holds approximately 17.97% of the shares of Common Stock outstanding of the Company.

Under the Transaction Agreement, T1 acquired the Acquired Companies for (i) $100.0 million cash consideration (subject to an adjustment for any leakage); (ii) 15,437,847 shares of Common Stock of the Company (the “Share Consideration”); (iii) a $150.0 million one percent (1%) per annum senior unsecured note due in five (5) years (the “Note Instrument”); and (iv) an $80.0 million seven percent (7%) unsecured convertible note due in five (5) years (the “Convertible Note Instrument”), which converted in 2025 into 30,440,113 shares of Common Stock, in aggregate (the “Conversion Shares”).

On December 23, 2024, the Company completed the Purchase (the “Closing”). Pursuant to the Transaction Agreement, the Seller and its affiliates entered into the following agreements: (a) certain agreements with respect to the development, operation and services of the solar cell and solar module manufacturing facilities with Trina Solar Co., Ltd., a company incorporated in China (“Trina Parent”), or certain other subsidiaries and affiliates of Trina Parent (the “Related Commercial Agreements”), (b) a Note Instrument, (c) a Convertible Note Instrument and (d) a Cooperation Agreement.

Trina Commercial Agreements

Module Operational Support Agreement

At Closing, the Company signed an agreement with Trina Solar (U.S.), Inc., a Delaware corporation (“TUS”), to support the operations of our solar module manufacturing facility (“Module Operational Support Agreement”).

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

In return for their services, we will pay TUS an annual fee that is 5% of combined adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization) of G1 or the combined adjusted EBITDA of G1 and T1 G2 Austin Solar Cell LLC (f/k/a Trina Solar US Manufacturing Cell 1, LLC) (“G2”), as applicable, for the relevant year. Adjusted EBITDA is calculated after deducting the general and administrative allocation, equivalent to $15 million (the “G&A allocation”), and all costs outlined in the Related Commercial Agreements with Trina Parent. Additionally, we will reimburse TUS and its affiliates for any costs and expenses they incur while providing these services.

This agreement will remain in effect until the later of December 23, 2029, or the date when all obligations under the credit agreement, dated as of July 16, 2024, by and among T1 G1 Dallas Solar Module LLC, as borrower, and HSBC Bank USA, N.A., as administrative and collateral agent (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) are fully repaid or discharged.

Sales Agency and Aftermarket Services Agreement

At Closing, G1 signed a sales agency and aftermarket services agreement with TUS (the “Sales Agency Agreement”), as amended on December 29, 2025, pursuant to which TUS handles the marketing and sales of solar energy modules made by or for G1.

Under this agreement, Trina Parent provides product warranty for the photovoltaic (“PV”) solar modules sold that are branded with the Trina trademark (the “Covered Product”). Trina Parent also offers support services to customers in the U.S. who buy the Covered Product. This includes managing a call center for customer complaints, handling returns and resolving warranty claims relating to the Covered Products.

For the marketing and sales services, TUS earns commissions based on the following:

1.	For the sales of the first 1.5 GWs of Covered Products: $0.02 per watt if the solar cells are sourced from outside the United States and $0.035 per watt if the solar cells are sourced from within the United States.

2.	For any additional sales of Covered Products:

a.	2% of the sales price;

b.	An additional 50% of the sales price exceeding a target price (with a 20% margin); and

c.	In addition to the above, a bonus of 5% of the higher of the adjusted EBITDA for G1 and 60% of the combined adjusted EBITDA of G1 and G2.

3.	For the warranty and aftermarket support services with respect to Covered Products, TUS will receive 1% of the sales price.

The total amount we owe under this agreement under (A) parts (1) and (2) above of the commission under the marketing and sales services in the sales agency and aftermarket services with respect to Covered Products and (B) certain amounts due under the IP License Agreement between Evervolt Green Energy Pte Ltd, as permitted assignee to Trina Parent (the previous licensor), and G1 dated July 16, 2024 as amended on December 23, 2024 and December 29, 2025, will not exceed $200 million per year. This agreement will remain in effect until the later of December 23, 2029, or the date when all obligations under the Credit Agreement are fully repaid or discharged.

In connection with the Sales Agency Agreement, on August 13, 2025, the parties thereto entered into Amendment No. 1 to the Sales Agency Agreement (the “First Amendment”), which provides that any and all service fees that are payable or that become payable by G1 on or following the date of the First Amendment, shall be deferred, without interest, and no payments shall be due with respect to such service fee, until the earlier of (i) thirty (30) days following the date on which G1 or its Affiliates receives a cash payment with respect to any Advanced Manufacturing Production Credits, as defined in Section 45X of the Internal Revenue Code of 1986, as amended (the “IRC”), enacted pursuant to Section 13502 of Public Law 117-169, 136 Stat. 1818 (August 16, 2022), commonly known as the Inflation Reduction Act of 2022 (“45X Tax Credit”), including as a result of any election under Section 6418 of the Internal Revenue Code with respect to the relevant 45X Tax Credit and (ii) August 15, 2026.

On December 29, 2025, the Company, G1, TUS, Trina Solar Energy Development PTE. Ltd., Trina Solar (Viet Nam) Wafer Company Limited and Trina Parent, entered into a letter agreement (the “Non-IP Related Commercial Agreements Letter Agreement”), pursuant to which, the parties amended the terms of certain agreements by and among the Company, G1, TUS and other affiliates of Trina, including, among others, the Module Operational Support Agreement and the Sales Agency Agreement.

IP License Agreement

At Closing, we signed an IP license agreement (the “IP License Agreement”) with Trina Parent. Pursuant to the IP License Agreement, we received a non-exclusive license under the Licensed IP (as defined in the IP License Agreement) to:

1.	manufacture certain PV solar modules and solar cells at G1 or another approved facility owned by us or certain of our subsidiaries, including our subsidiary T1 G1 Dallas Solar Module LLC;

2.	distribute and sell such PV solar modules and cells in the United States; and

3.	operate our approved solar module and solar cell manufacturing facilities.

On December 29, 2025, Trina Parent informed the Company that it sold and assigned all of its right, title and interest in the Licensed IP to Evervolt Green Energy Holding Pte Ltd., a company organized under the laws of Singapore (“Evervolt”, and such sale, the “IP Sale”).

On December 29, 2025, the Company, G1, Trina Parent and TUS, entered into a letter agreement (the “IP Letter Agreement”), pursuant to which, the parties agreed that (i) the amended and restated trademark license agreement, dated December 23, 2024, by and between G1, as licensee and TUS, as licensor (the “Trademark License Agreement”) was terminated effective immediately, with no liability by any party, whether accrued, contingent or otherwise, (ii) the IP License Agreement would be assigned to Evervolt and Evervolt would replace Trina Parent as the licensor thereunder (the “IP Assignment”), (iii) Evervolt and the Company would enter into an Amended IP License Agreement (as defined below) and (iv) upon the completion of the 2025 Royalty Payment (as defined in the IP Letter Agreement), the Company, G1 and their respective affiliates would not have liability or other obligation to Trina Parent or its affiliates in connection with the Trademark License Agreement or the Existing IP License Agreements (as defined in the IP Letter Agreement) for fiscal year 2025.

In connection with the IP Assignment, Evervolt and the Company entered into an amendment to the IP License Agreement, dated as of December 29, 2025 (the “First Amendment to the IP License Agreement” and the IP License Agreement, as amended by the First Amendment to the IP License Agreement, the “Amended IP License Agreement”). The Amended IP License Agreement remains substantially on the same terms as the IP License Agreement, except for certain amendments, including, among other things: (i) the exclusion of intellectual property owned by an Specified Foreign Entity (“SFE”) from the scope of Licensed IP and similar amendments to address compliance with the One Big Beautiful Bill Act (the “OBBBA”), (ii) updates to definitions and conforming changes to reflect the IP Sale and IP Assignment, (iii) restriction on the ability of Evervolt and its affiliates to sell, convey, assign or otherwise transfer any Licensed IP to an SFE; (iv) amendments to the termination provision to remove certain termination rights and (v) certain amendments to terminate the exclusivity arrangement and to the royalty mechanics and administrative provisions.

G1 Related Commercial Agreements

At Closing, G1 and certain affiliated parties to Seller entered into other certain commercial agreements (i) Amended and Restated Sales Agreement (Solar Cells), (ii) Amended and Restated Sales Agreement (Polysilicon), (iii) Amended and Restated Supply Contract, (iv) Amendment No. 1 to Intellectual Property License Agreement and (vi) Amended and Restated Trademark License Agreement ((iv) and (v) being subsequently amended and terminated, respectively). The approximate dollar value of these transactions in 2025 was $74,472,992. The Company expects such value to exceed $55,535,141 in 2026.

Trina Note Instrument

At Closing, the Company and the Seller executed the Note Instrument. Pursuant to the Note Instrument, the Company had repaid the principal amount in cash with quarterly repayments of $7.5 million per quarter starting on the first calendar quarter ending after the one-year anniversary of the date of issuance of the Note Instrument and $30.0 million at maturity. Interest had to accrue quarterly in arrears at one percent (1%) per annum and had to be paid in cash on a quarterly basis starting at Closing.

On December 29, 2025 the Company entered into a payoff letter (“Payoff Letter”) with Seller and TUS pursuant to which (i) all of our obligations under the Note Instrument were satisfied, discharged and terminated in full and (ii) $155.0 million of a production reservation fee of $220.0 million (the “Production Reservation Fee”) was satisfied, leaving $65.0 million remaining outstanding. In consideration for the satisfaction, discharge and termination of the Note Instrument in full and the partial discharge of the Production Reservation Fee, we (i) made a cash payment of $274.0 million to Seller and TUS and (ii) issued 3,000,000 shares of Common Stock to Seller. Concurrently, we also entered into a waiver agreement with respect to the Sales Agency Agreement, where TUS agreed to waive, discharge and release $34.0 million of Service Fees (as defined under the Sales Agency Agreement).

Trina Convertible Note Instrument

At Closing, the Company and the Seller executed the Convertible Note Instrument. On September 5, 2025, the Convertible Note Instrument partially converted into 12,521,653 shares of the Company’s Common Stock. On December 10, 2025, following receipt of the approval of such conversion by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock present at a special meeting of stockholders of the Company held on December 3, 2025, the remaining balance of the Convertible Note Instrument converted into 17,918,460 additional shares of the Company’s Common Stock. The Convertible Note Instrument has been fully converted into an aggregate of 30,440,113 shares of Common Stock.

Trina Cooperation Agreement

At Closing, the Company and the Seller entered into a Cooperation Agreement. Pursuant to such agreement, among other things, the Seller was entitled to designate for nomination up to two (2) directors to the Board, subject to certain shareholding requirements. On December 29, 2025, the Company and the Seller amended and restated the Cooperation Agreement to remove such appointment right. The parties also agreed to remove certain provisions related to the lock-up period with respect to the shares of Common Stock held by the Seller, which had elapsed pursuant to the terms of the Cooperation Agreement on December 23, 2025.

Encompass Preferred Stock Purchase Agreement

On November 6, 2024, T1 Energy Inc. and certain funds and accounts managed by Encompass Capital Advisors LLC (collectively, “Encompass”) entered into a preferred stock purchase agreement (the “Original Stock Purchase Agreement”). On December 23, 2024, pursuant to the Original Stock Purchase Agreement, the Company issued a first tranche of 5,000,000 shares of its Convertible Non-Voting Preferred Stock, par value $0.01 per share (subsequently designated as the “Series A Preferred Stock”), to Encompass in exchange for $50.0 million. The Original Stock Purchase Agreement, which provided for up to $100.0 million in aggregate issuances of Convertible Preferred Stock in two tranches, was subsequently amended on March 21, 2025, April 29, 2025 and August 13, 2025.

On October 31, 2025, the Company and Encompass entered into an Amended and Restated Stock Purchase Agreement (the “Stock Purchase Agreement”), which amended and restated the Original Stock Purchase Agreement in its entirety. Pursuant to the Stock Purchase Agreement, in partial consideration for the redemption and cancellation of all then-issued and outstanding shares of Series A Preferred Stock, Encompass purchased (i) 21,504,901 shares of the Company’s Common Stock and (ii) 1,600,000 shares of the Company’s Series B Preferred Stock. Encompass also purchased 5,000,000 shares of the Company’s Series B-1 Preferred Stock, at a price of $10.00 per share of Series B-1 Preferred Stock, for aggregate gross proceeds to the Company of $50.0 million.

The Preferred Stock ranks senior to the Common Stock but junior to all existing and future debt obligations of the Company and has a liquidation preference equal to $10.00 per share of Preferred Stock plus accrued but unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holders thereof, into shares of Common Stock, up to an aggregate of 9,411,764 shares of Common Stock (assuming no accrued and unpaid dividends and based on a conversion price of $1.70 per share). The Series B-1 Preferred Stock is convertible, at the option of the holders thereof, into shares of Common Stock, up to an aggregate of 26,315,789 shares of Common Stock (assuming no accrued and unpaid dividends and based on a conversion price of $1.90 per share if the 10-day VWAP of the Common Stock immediately prior to the conversion date is $2.50 or more per share). The conversion price is reduced to $1.70 per share if the 10-day VWAP is less than $2.50 per share, in which case the Series B-1 Preferred Stock would be convertible into approximately 29,411,764 shares of Common Stock (assuming no accrued and unpaid dividends). Conversion of the Preferred Stock is subject to a beneficial ownership limitation of 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon such conversion. The Company also agreed to provide certain registration rights with respect to the Preferred Stock and the shares of Common Stock underlying the Preferred Stock. The Preferred Stock carries a dividend rate of 6%, accruing on their issuance and payable in arrears (i) on the dividend date 18 months after their issuance and (ii) every six months after such dividend payment date. Dividends may be payable in cash, securities or other property as may be determined by the Company’s board of directors or any of its duly authorized committees.

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

Director Independence

The Board has established director independence standards, which are included in our Corporate Governance Guidelines, available on our website at ir.t1energy.com/governance/governance-documents, that are consistent with applicable NYSE listing standards. The NYSE listing standards generally define an “independent director” as a person who the Board affirmatively determines has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), and require that a majority of a board of directors be independent. The Board has determined that Mr. Kantor, Mr. Manners, Dr. Steingart, Ms. Strine, Mr. Hammond and Mr. Anderson are “independent directors,” as defined in the NYSE listing standards.

In determining the independence of the directors, the Board reviewed and considered all relationships between each director (and any member of his or her immediate family) and the Company in light of these independence criteria. In making its independence determinations with respect to Mr. Kantor, the Board considered Mr. Kantor’s service as a Founder, Portfolio Manager and Managing Member of Encompass Capital Advisors, LLC, which is currently the Company’s largest stockholder.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The Company’s principal accountant for the year ended December 31, 2025 was KPMG LLP. The Company’s principal accountant for the year ended December 31, 2024 was PricewaterhouseCoopers AS, which also performed reviews of the interim periods ending March 31, 2025 and June 30, 2025, before being dismissed on September 5, 2025.

The following tables set forth the fees and expenses billed to us by KPMG LLP for 2025 and PricewaterhouseCoopers AS for 2024:

	2025		2024
Audit Fees(1)	$1,500,000		$1,505,363
Audit Related Fees(2)	—		8,489
Tax Fees(3)	—		—
All Other Fees(4)	—	__	—
Total	$1,500,000		$1,513,852

(1)	Audit fees consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly condensed consolidated financial statements, and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees billed for tax consulting services and professional services relating to tax compliance, tax planning, and tax advice.

(4)	Other fees consist of fees billed for advisory services that are not included in the above categories.

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

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits to this Amendment supplements the Exhibits listed and/or filed in the Original Filing:

Exhibit Index

Exhibit Number	Description
31.3*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Documents filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T1 Energy Inc.

Date: April 30, 2026	/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Chief Executive Officer
(Principal Executive Officer)