Form 10-Q
period 2026-03-31
T1 Energy Inc.
filed 2026-05-12
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of May 8, 2026, there were 279,271,380 shares of the registrant’s common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the information and documents incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical or current facts contained or incorporated by reference in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results and timing of operations, expected performance and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding liquidity, growth and profitability strategies and factors and trends affecting our business are forward-looking statements. Forward-looking statements can be identified in some cases by the use of words such as “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” or the negative of these words, other similar expressions or by discussions of strategy, plans or intentions and are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these risks, uncertainties and other important factors include, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026, and in our other filings with the SEC, including risks related to: (1) our ability to (i) construct and equip manufacturing facilities in a timely and cost-effective manner; (ii) target and retain customers and suppliers; (iii) attract and retain key employees and qualified personnel; (iv) protect our intellectual property; (v) comply with legal and environmental regulations; (vi) compete in international markets in light of export and import controls; (vii) incur substantially more debt; (viii) remediate the material weakness in our internal control over financial reporting or otherwise maintain effective internal control over financial reporting; (ix) qualify for the advanced manufacturing production credit under Section 45X of the Internal Revenue Code of 1986, as amended; and (x) rely on third-party warranties; (2) the concentration of our operations in Texas and our dependence on a limited number of suppliers; (3) changes adversely affecting the flow of components and materials from international vendors, the costs of raw materials, components, equipment, and machinery; (4) general economic and geopolitical conditions, (5) changes in applicable laws or regulations, including environmental, export control and tax laws and incentives and renewable energy targets, as well as international trade policies, including tariffs, on our products and our competitive position; (6) the outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims, commercial or contractual disputes, warranty claims, and other proceedings; and (7) the capital-intensive nature of our business and our ability to raise additional capital on attractive terms or service our debt.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q, or the documents incorporated by reference herein, and while we believe such information provides a reasonable basis for these statements, and our management is responsible for the accuracy of such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q, and the documents incorporated by reference herein, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not assume any obligation to update any forward-looking statement, whether as a result of any new information, future events or otherwise.
Additional Information
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

ii

T1 intends to use its website as a channel of distribution to disclose information which may be of interest or material to investors and to communicate with investors and the public. Such disclosures will be included on T1’s website in the “Investor Relations” section located at https://ir.t1energy.com/. T1 also intends to use certain social media channels, including, but not limited to, our X account (https://x.com/T1_Energy), our LinkedIn account (https://www.linkedin.com/company/t1energy) and our Instagram account (https://www.instagram.com/t1_energy/), as well as Daniel Barcelo’s X account (https://x.com/_danielbarcelo) and LinkedIn account (https://www.linkedin.com/in/daniel-barcelo-b262a939/), as means of communicating with the public and investors about T1, its progress, products and other matters. While not all the information that T1 or Daniel Barcelo post to their respective digital platforms may be deemed to be of a material nature, some information may be. As a result, T1 encourages investors and others interested to review the information that it posts and to monitor such portions of T1’s website and social media channels on a regular basis, in addition to following T1’s press releases, SEC filings, and public conference calls and webcasts. The contents of T1’s website and other social media channels shall not be deemed incorporated by reference in any filing under the Securities Act.

iii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
T1 ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$46,367	$182,450
Restricted cash	70,178	81,203
Accounts receivable trade, net - related parties	100,023	84,481
Government grants receivable, net	77,801	36,376
Inventory	128,941	116,043
Advances to suppliers	139,105	137,532
Other current assets	10,466	5,989
Current assets of discontinued operations	11,791	19,418
Total current assets	584,672	663,492
Restricted cash	7,120	7,120
Property and equipment, net	345,956	302,302
Goodwill	57,449	57,449
Intangible assets, net	169,131	180,481
Right-of-use asset under operating leases	162,834	151,166
Other assets	9,916	10,098
Total assets	$1,337,078	$1,372,108
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,493	$91,323
Accrued liabilities and other	64,661	47,224
Deferred revenue	90,006	56,731
Derivative liabilities	1,132	11,661
Current portion of long-term debt	48,236	46,357
Accounts payable and accrued liabilities - related parties	108,964	162,754
Current liabilities of discontinued operations	56,397	47,538
Total current liabilities	465,889	463,588
Long-term deferred revenue	48,189	48,189
Convertible notes	153,381	152,960
Operating lease liability	154,069	143,534
Long-term debt	122,604	137,303
Long-term debt - related party	54,185	53,538
Deferred tax liability	3,222	3,758
Other long-term liabilities	26,332	47,353
Total liabilities	1,027,871	1,050,223
Commitments and contingencies
Redeemable preferred stock
Series B convertible non-voting preferred stock, $0.01 par value, 1,600 shares issued and outstanding as of both March 31, 2026 and December 31, 2025, respectively (includes accrued dividends of $400 and $160 as of March 31, 2026 and December 31, 2025, respectively)	18,045	17,805
Series B-1 convertible non-voting preferred stock, $0.01 par value, 5,000 shares issued and outstanding as of both March 31, 2026 and December 31, 2025, respectively (includes accrued dividends of $1,250 and $500 as of March 31, 2026 and December 31, 2025, respectively)	54,460	53,710
Equity:
Common stock, $0.01 par value, 279,037 and 266,267 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,790	2,663
Additional paid-in capital	1,358,278	1,358,992
Accumulated other comprehensive loss	(10,875)	(18,213)
Accumulated deficit	(1,113,491)	(1,093,072)
Total equity	236,702	250,370
Total liabilities, redeemable preferred stock and equity	$1,337,078	$1,372,108
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net sales	$241	$—
Net sales - related party	177,406	53,452
Total net sales	177,647	53,452
Cost of sales	148,563	35,671
Gross profit	29,084	17,781
Operating expenses:
Selling, general and administrative	51,589	43,379
Total operating expenses	51,589	43,379
Operating loss from continuing operations	(22,505)	(25,598)
Other (expense) income:
Warrant liability fair value adjustment	10,413	1,567
Derivative liabilities fair value adjustment	19,955	25,229
Impairment of assets previously classified as held for sale	—	(282)
Interest expense, net	(6,164)	(9,853)
Other income, net	1,981	163
Total other income	26,185	16,824
Income (loss) from continuing operations before income taxes	3,680	(8,774)
Income tax benefit	222	2,513
Net income (loss) from continuing operations	3,902	(6,261)
Net loss from discontinued operations, net of tax	(24,321)	(9,978)
Net loss	(20,419)	(16,239)
Preferred dividends and accretion	(990)	(891)
Net loss attributable to common stockholders	$(21,409)	$(17,130)

Weighted average shares outstanding:
Weighted average shares of common stock outstanding - basic	278,539	155,933
Weighted average shares of common stock outstanding - diluted	285,252	155,933

Net income (loss) per share attributable to common stockholders:
Net income (loss) per share from continuing operations - basic and diluted	$0.01	$(0.05)
Net loss per share from discontinued operations - basic and diluted	$(0.09)	$(0.06)
Net loss per share - basic and diluted	$(0.08)	$(0.11)

Other comprehensive income (loss):
Net loss	$(20,419)	$(16,239)
Foreign currency translation adjustments	7,338	26,065
Total comprehensive income (loss)	(13,081)	9,826
Preferred dividends and accretion	(990)	(891)
Comprehensive income (loss) attributable to common stockholders	$(14,071)	$8,935

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity

	Number	Amount
Balance as of January 1, 2025	155,928	$1,559	$971,416	$(58,975)	$(725,238)	$188,762
Share-based compensation expense	—	—	4,242	—	—	4,242
Net loss	—	—	—	—	(16,239)	(16,239)
Exercise of stock options	10	—	—	—	—	—
Reclassification of warrants from liability classified to equity classified	—	—	—	—	—	—
Preferred dividends and accretion	—	—	(891)	—	—	(891)
Other comprehensive income	—	—	—	26,065	—	26,065
Balance as of March 31, 2025	155,938	$1,559	$974,767	$(32,910)	$(741,477)	$201,939

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity

	Number	Amount
Balance as of January 1, 2026	266,267	$2,663	$1,358,992	$(18,213)	$(1,093,072)	$250,370
Share-based compensation expense	—	—	2,738	—	—	2,738
Net loss	—	—	—	—	(20,419)	(20,419)
Exercise of Penny Warrants	7,000	70	—	—	—	70
Issuance of stock under share-based compensation plans	1,495	15	(15)	—	—	—
Tax withholding on stock option exercises	—	—	(2,521)	—	—	(2,521)
Issuance of shares to Trina for anti-dilution right	4,275	42	(42)	—	—	—
Reclassification of warrants from liability classified to equity classified	—	—	116	—	—	116
Preferred dividends	—	—	(990)	—	—	(990)
Other comprehensive income	—	—	—	7,338	—	7,338
Balance as of March 31, 2026	279,037	$2,790	$1,358,278	$(10,875)	$(1,113,491)	$236,702

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,419)	$(16,239)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	2,738	3,939
Depreciation and amortization	25,105	14,678
Impairment of assets previously classified as held for sale	—	282
Change in valuation allowance	15,358	(645)
Change in fair value of derivative liabilities	(19,955)	(25,229)
Gain on sale of property and equipment	—	(5,675)
Amortization of debt issuance costs, premium and discount	1,873	4,640
Reduction in the carrying amount of right-of-use assets	2,095	1,689
Warrant liability fair value adjustment	(10,413)	(1,567)
Deferred income taxes	(536)	(995)
Other	(20)	2,350
Changes in operating assets and liabilities:
Accounts receivable trade, net - related parties	(15,542)	(18,005)
Government grants receivable, net	(41,425)	(13,393)
Inventory	(12,898)	(58,483)
Other assets	183	—
Advances to suppliers and other current assets	(10,027)	(358)
Accounts payable, accrued liabilities and other	(22,266)	56,827
Deferred revenue	33,275	11,370
Net cash used in operating activities	(72,874)	(44,814)
Cash flows from investing activities:
Proceeds from the return of property and equipment deposits	—	1,202
Purchases of property and equipment	(60,724)	(29,141)
Proceeds from the sale of property and equipment	—	50,000
Net cash (used in) provided by investing activities	(60,724)	22,061
Cash flows from financing activities:
Repayment of Senior Secured Credit Facility	(13,625)	—
Exercise of Penny Warrants	70	—
Payment of debt issuance costs	—	(3,760)
Net cash used in financing activities	(13,555)	(3,760)
Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	45	959
Net decrease in cash, cash equivalents, and restricted cash	(147,108)	(25,554)
Cash, cash equivalents, and restricted cash at beginning of period	270,773	76,645
Cash, cash equivalents, and restricted cash at end of period	$123,665	$51,091
Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$46,367	$48,881
Restricted cash	77,298	2,210
Cash, cash equivalents, and restricted cash	$123,665	$51,091
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business
T1 Energy Inc. (“T1”, the “Company”, “we”, or “us”) is an energy solutions provider building an integrated U.S. solar supply chain for solar modules and cells. We manufacture and sell photovoltaic (“PV”) solar modules in the United States.
We are one of the leading solar manufacturing companies in the United States, primarily selling into the utility-scale market, the largest solar market segment in the U.S. We produce PV solar modules that employ highly energy efficient Passivated Emitter and Rear Contact and Tunnel Oxide Passivated Contact (“TOPCon”) technologies. Our PV solar module manufacturing facility operating in Wilmer, TX (“G1_Dallas”) has a total annual nameplate production capacity of five gigawatts. We believe our facility is one of the most technologically advanced PV solar module plants globally and has achieved annualized run rates above its nameplate capacity. To further expand our U.S. manufacturing footprint, we began construction in December 2025 of the first 2.1-gigawatt phase of our solar cell manufacturing fab in Milam County, Texas (“G2_Austin”). This facility is anticipated to begin production by the end of 2026 of high-efficiency TOPCon solar cells that will be used in the PV solar modules manufactured at G1_Dallas.
Basis of Presentation
Our unaudited condensed consolidated interim financial statements have been prepared in conformity with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, these financial statements do not include all of the information required by U.S. GAAP for complete consolidated financial statements.
Our unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2025 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair statement of our unaudited condensed consolidated financial statements for the periods presented. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. Our unaudited condensed consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated financial statements as of December 31, 2025. However, these unaudited condensed consolidated interim financial statements do not contain all of the footnote disclosures required in annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026.

Our unaudited condensed consolidated financial statements include the accounts of T1, its wholly owned subsidiaries, majority-owned subsidiaries, and variable interest entities (“VIEs”) of which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current year’s presentation in our unaudited condensed consolidated financial statements and the accompanying notes.
Assets Held for Sale and Discontinued Operations
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024 were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. There were no reclassifications as of and for the three months ended March 31, 2026.
Upon reclassification, these assets were measured at the lower of (i) their carrying amount prior to classification as held for sale, adjusted for depreciation, amortization and impairment that would have been recognized had the assets remained classified as held and used, or (ii) their fair value at the date of the reclassification.
Based on this assessment, the carrying amounts of the assets and liabilities for the European businesses that were reclassified from discontinued operations to held and used were as follows (in thousands):

December 31, 2025
Assets
Other current assets	$1,333
Right-of-use asset under operating leases	1,593
Total assets	$2,926

Liabilities
Accounts payable	$1,188
Accrued liabilities and other	6,979
Operating lease liabilities	2,760
Total liabilities	$10,927
The results of operations for the European businesses that were reclassified from discontinued operations to continuing operations were as follows (in thousands):

Three months ended March 31,
2025
Operating expense
Selling, general and administrative	$1,987
Impairment of assets previously classified as held for sale	282

Other (expense) income:
Other income, net	143
Total other (expense) income	143

Net loss	$(2,126)
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, estimates related to the fair value less costs to sell for assets held for sale, impairment of long-lived assets, purchase price allocation adjustments, the valuation of warrant liabilities, anti-dilution right and share-based compensation. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, however, actual results may differ materially from these estimates.
Risks and Uncertainties
We are subject to those risks common to our business and industry and also those risks common to early-stage development companies. These risks include those disclosed in Part I, Item 1A, "”Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026, as well as the risks described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
These unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of the date of this Report, we believe that our existing cash resources, which were primarily provided by operations and offerings of debt and equity securities, are sufficient to support our planned operations for at least the next 12 months from the date of issuance of these financial statements. Therefore, our financial statements have been prepared on the basis that we will continue as a going concern.

Concentration of Risks
Customer Concentration Risk
One customer accounted for approximately 100% of our total net sales for the three months ended March 31, 2026 and 2025 and 100% of our aggregate trade accounts receivable, net as of March 31, 2026 and December 31, 2025. We are substantially dependent on a single customer, and the loss of this significant customer could have a material adverse effect on the Company’s results of operations and financial condition. Refer to Note 13 – Related Party Transactions for further details.
Supplier Concentration Risk
Several of our key raw materials, components, and manufacturing equipment are sourced from highly specialized suppliers. The failure of any key supplier to perform could disrupt our supply chain and impair our ability to deliver PV solar modules to customers in the required quality, quantities, and pricing, which could adversely affect our results of operations.
Production Concentration Risk
Our PV solar modules are currently produced at a single facility in the United States. Shortages of essential components or equipment due to increased demand, supply interruptions, or limited logistics availability could adversely affect our ability to meet customer demand. Damage to, or disruption of, this facility could interrupt operations and negatively impact our ability to generate net sales.
Concentrations of Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and restricted cash. Our cash and cash equivalents and restricted cash are placed with major financial institutions. We have not experienced any credit loss related to our cash and cash equivalents and restricted cash.
Cash Flow Information
Cash flow activity consisted of the following (in thousands):

	Three months ended March 31,
	2026	2025
Cash payments included in operating activities:
Interest paid	$2,969	$4,219
Income taxes paid, net of refunds	—	—
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	13,842	44,668
Accrued purchases of property and equipment	27,483	21,255
Reclassification of warrants from liability classified to equity classified	116	—
Allowance for Credit Losses
As of March 31, 2026 and December 31, 2025, we recorded an allowance for credit losses of $5.6 million and $5.6 million, respectively, related to trade accounts receivable.
Deferred Revenue
During the three months ended March 31, 2026 and 2025, we recognized revenue related to deliveries of PV solar modules of $52.2 million and $31.8 million, respectively, that was included in deferred revenue at the beginning of each respective period.
Revenue Recognition – Module Sales
Substantially all of our revenues are from sales in the United States. As of March 31, 2026, we had entered into contracts with customers for the future sale of 2.3 gigawatts of PV solar modules. We expect to recognize sales of 2.3 gigawatts of PV solar modules in 2026, with incremental sales of 1.0 gigawatts of PV solar modules in subsequent years through 2029 for these contracts as we transfer control of the PV solar modules to the customer. These contracts are generally priced on a per-watt basis, subject to true-up adjustments, and require prepayment of 50% of the forecasted purchase price prior to the start of each quarter, with the remaining 50% due under customary 30-day payment terms upon transfer of control. These contracts may also be subject to amendments as agreed to by the parties to the contracts which may increase or decrease the volume of the PV solar modules or change delivery schedules.

Equity Investments Without Readily Determinable Fair Values
In October 2025, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with a privately held company, Talon PV, LLC (the “Issuer”). Under the terms of the SAFE, the Company provided $5.0 million in cash in exchange for the right to receive equity in the Issuer upon the occurrence of certain future events, including a qualified equity financing, liquidity event, or dissolution event. The Company evaluated the terms of the SAFE, and concluded the SAFE represents an equity interest in a privately held entity without a readily determinable fair value. As of March 31, 2026 and December 31, 2025, no observable price changes or impairment indicators were identified. Accordingly, the carrying value of the SAFE investment was $5.0 million as of both March 31, 2026 and December 31, 2025, which is included in other assets on our unaudited condensed consolidated balance sheets.

Interest Rate Swaps
The Company uses certain interest rate swap agreements to manage exposure to variability in cash flows arising from changes in interest rates on its variable‑rate debt obligations. These instruments are accounted for as derivative assets or liabilities in accordance with Accounting Standards Codification (“ASC”) 815 and recorded in the consolidated balance sheets at fair value, with changes in fair value recognized in earnings. The fair value of the interest rate swaps reflects a $0.7 million gain and $0.1 million gain for the three months ended March 31, 2026 and 2025, respectively, which is recognized in other income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
Adoption of Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options. This standard provides guidance on the accounting treatment for induced conversions of convertible debt. Companies must recognize and measure the impact of incentives offered to induce early conversion of convertible debt separately from existing debt liability. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We adopted this standard on January 1, 2026 and determined there was no impact on our unaudited condensed consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard introduces a practical expedient for entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2025, with early adoption permitted. We adopted this standard on January 1, 2026 and determined there was no impact on our unaudited condensed consolidated financial statements.
Future Adoption of New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This standard only modifies disclosure requirements; as such, we do not expect the adoption of this standard to result in a material impact on our consolidated statements of operations and comprehensive loss, balance sheet or cash flows. We are currently evaluating the effect of the adoption of this standard on our unaudited condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities, which largely codifies our current approach to accounting for such grants. ASU 2025-10 is effective for public companies for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. We are currently evaluating these options. We are currently evaluating the effect of the adoption of this standard on our unaudited condensed consolidated financial statements and related disclosures and do not expect this ASU to have a material impact.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either on a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the effect of the adoption of this standard on our unaudited condensed consolidated financial statements and related disclosures and do not expect this ASU to have a material impact.
In March 2025, the FASB issued ASU 2025‑12, Codification Improvements, which includes various narrow amendments to clarify guidance, correct inconsistencies, and enhance the overall usability of the FASB Accounting

Standards Codification (“ASC”). The amendments span multiple Topics, including earnings per share, leases, beneficial interests, transfers and servicing, and equity transactions, among others. The standard does not introduce new accounting models and is not expected to result in significant changes to current accounting practices for most entities. ASU 2025‑12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Amendments related to earnings per share must be applied retrospectively, while all other amendments may be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the effect of the adoption of this standard on our unaudited condensed consolidated financial statements and related disclosures.
2. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$111,005	$114,588
Spare parts	1,123	1,221
Work-in-process	11,525	80
Finished goods - PV solar modules	5,288	154
Total	$128,941	$116,043
3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	$195,939	$193,659
Machinery and equipment	117,022	115,029
Office equipment	7,529	7,660
Construction in progress	84,328	31,061
Property and equipment	404,818	347,409
Less: Accumulated depreciation	(58,862)	(45,107)
Property and equipment, net	$345,956	$302,302
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024 were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. Refer to Note 1 – Summary of Significant Accounting Policies for further details.
Depreciation expense was $13.8 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively.
4. INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

Customer contracts
Balance at January 1, 2026	$180,481
Amortization	(11,350)
Balance at March 31, 2026	$169,131
Future annual amortization expense is estimated to be as follows (in thousands):

Remainder of 2026	$34,050
2027	45,400
2028	45,400
2029	44,281
2030	—
Thereafter	—
Total	$169,131
5. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued purchases	$28,110	$19,513
Accrued payroll and payroll related expenses	13,118	10,223
Operating lease liabilities	17,303	14,931
Other current liabilities	6,130	2,557
Total	$64,661	$47,224
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024 were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. Refer to Note 1 – Summary of Significant Accounting Policies for further details.
6. DEBT
Our debt arrangements consisted of the following (in thousands):

Loan Agreement	March 31, 2026	December 31, 2025
Production Reservation Fee - related party	65,000	65,000
Senior Secured Credit Facility	178,508	192,133
2030 Convertible Notes	161,000	161,000
Total debt principal	$404,508	$418,133
Less: unamortized discount	(26,102)	(27,975)
Total debt	$378,406	$390,158
Less: current portion	48,236	46,357
Noncurrent portion	$330,170	$343,801
Production Reservation Fee
On December 23, 2024 ,we completed the transactions contemplated under a transaction agreement with Trina Solar (Schweiz) AG (“Trina Solar,” and such agreement, the “Transaction Agreement”) for the acquisition of all legal and beneficial ownership in the shares of capital stock of Trina Solar US Holding Inc. (the “Trina Business Combination”). In connection with the Trina Business Combination, we assumed a debt obligation to Trina Solar (U.S.) (“TUS”), a related party, with a principal amount of $220.0 million (the “Production Reservation Fee”). The principal on the debt is payable in annual installments of $44.0 million that commenced on the first anniversary of the closing of the Trina Business Combination with a December 23, 2029 maturity date. On December 29, 2025, $155.0 million of the Production Reservation Fee was satisfied through a prepayment of future annual installments, leaving $65.0 million of the Production Reservation Fee remaining outstanding. Provided that the Company makes all scheduled installment payments, the debt will bear no interest. However, if the Company fails to make an installment payment, both parties shall negotiate a revised payment schedule in good faith, and any unpaid installment balance will accrue interest at a rate of 6.0% per annum.

Senior Secured Credit Facility
In connection with the Trina Business Combination, we assumed a $235.0 million senior secured credit agreement governing our senior secured credit facility (the “Senior Secured Credit Facility”) with a consortium of banks, with HSBC Bank USA, N.A. serving as the administrative agent (as amended, the “Credit Agreement”). The Credit Agreement is dedicated to financing the development, construction, and operation of G1_Dallas, as well as funding-related fees and expenses. The Credit Agreement matures on December 31, 2029.
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
5.25% Convertible Senior Notes due 2030
On December 16, 2025, the Company completed a public offering of $161.0 million aggregate principal amount of the Company’s 5.25% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) at a public offering price of 100% of the principal amount thereof (the “Convertible Notes Offering”). The 2030 Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 5.25% per annum from and including December 16, 2025, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2026. The 2030 Convertible Notes will mature on December 1, 2030, unless earlier repurchased, redeemed or converted.
Before September 1, 2030, holders may convert their 2030 Convertible Notes at their option only in certain circumstances. From and after September 1, 2030, holders may convert their 2030 Convertible Notes at their option until the close of business on the business day immediately preceding the maturity date. The Company will settle conversions by paying and/or delivering, as applicable, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 144.3001 shares of the Company’s common stock per $1,000 principal amount of the 2030 Convertible Notes, which is equivalent to an initial conversion price of approximately $6.93 per share of common stock. If a “make-whole fundamental change” (as defined in the indenture governing the 2030 Convertible Notes) occurs, or if the Company calls a holder’s 2030 Convertible Notes for redemption, then the Company will in certain circumstances increase the conversion rate for a specified period of time for holders who convert their 2030 Convertible Notes in connection with that make-whole fundamental change, or who convert their 2030 Convertible Notes that are called for such redemption. As the Company has the option to settle in shares, these shares are considered potentially dilutive for the calculation of diluted earnings per share.
The 2030 Convertible Notes will be redeemable in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after December 6, 2028, and prior to the 41st scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock equals or exceeds 130% of the conversion price for the 2030 Convertible Notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2030 Convertible Notes unless at least $50.0 million aggregate principal amount of 2030 Convertible Notes are outstanding.
We recorded $2.5 million in interest expense on the 2030 Convertible Notes for the three months ended March 31, 2026, which includes $2.1 million of contractual interest and $0.4 million of amortization of debt issuance costs. The carrying amount of the 2030 Convertible Notes as of March 31, 2026 was $153.4 million, which includes $7.6 million unamortized debt issuance costs. The 2030 Convertible Notes are governed by customary terms and covenants, which we were in compliance with through the date of this Report.
Interest Rates
As of March 31, 2026, our debt borrowing rates were as follows:

Loan Agreement	Interest Rate	Effective Interest Rate
Production Reservation Fee - related party	—%	4.0%
Senior Secured Credit Facility	SOFR plus 2.5%	7.9%
2030 Convertible Notes	5.3%	6.3%
Schedule of Principal Maturities of Debt
The aggregate maturities of long-term debt as of March 31, 2026, were as follows (in thousands):

Remainder of 2026	$32,733
2027	51,578
2028	71,951
2029	87,247
2030	161,000
Thereafter	—
Total	$404,508
7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and if such loss or a range of losses is estimable, often involves significant judgment, including estimates and assumptions about future events. To the knowledge of our management, as of March 31, 2026, there are no material litigation, claims, or actions currently pending against us, any of our officers, or directors in their capacity as such, or against any of our property except as described below.
On June 5, 2025, July 1, 2025 and July 31, 2025, we received notices from U.S. Customs and Border Protection (“CBP”) relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination (the “Notices”). We have engaged with CBP on these Notices and explained why we believe they were without legal or factual merit. In March and April 2026, we received bills from CBP for alleged duties on goods imported in 2024 by the same entity acquired in the Trina Business Combination.  It is unclear what, if any, connection these bills have with the Notices previously received. At this point, the bills received total approximately $31.7 million. The Company is engaging with CBP, through outside counsel, to correct what it believes is the erroneous application of duties, but it is not possible at this time to predict the duration, outcome, or impact of these matters, which the Company maintains would ultimately be subject to indemnification pursuant to the Trina Business Combination.
In April 2026, CBP launched a program allowing importers to submit claims for refunds of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Two months before the launch of this program, the U.S. Supreme Court declared these tariffs invalid. The Company has incurred IEEPA tariffs and has submitted claims for refunds of $33.5 million, but as of the date of this Report has not recognized any financial impact related to potential tariff refunds. While a favorable resolution of these claims could positively impact results of operations in future periods, the timing and ultimate realization of these refunds remain subject to significant uncertainty.
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
First Solar, Inc. initiated patent infringement proceedings in early 2026 against numerous companies in the solar industry, including a district court proceeding against T1 Energy Inc. and T1 G1 Dallas Midco Inc., alleging that such companies are and have been willfully infringing U.S. Patent No. 9,130,074 (the “’074 Patent”) by, among other actions, importing certain solar cells. Separately, also in early 2026, the International Trade Commission published a Notice of Receipt of Complaint filed by First Solar, Inc. alleging that multiple proposed respondents, including T1 Energy Inc. and T1 G1 Dallas Solar Module LLC, are knowingly and intentionally infringing the ’074 Patent by, among other actions, importing certain solar cells. In that proceeding, First Solar Inc. has requested that the International Trade Commission issue a general exclusion order prohibiting the importation of products that infringe the ’074 Patent, which First Solar, Inc. alleges includes TOPCon solar cells, as well as cease-and-desist orders to all respondents with respect to the importation, sale, marketing, or distribution of such products. We contest the allegations by First Solar, Inc. and will vigorously defend against them and pursue all legal remedies available to the Company.
We believe, taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows. However, the ultimate outcome of these matters cannot be determined at this time, and we cannot guarantee that we will be successful in contesting these matters, or that we will not need to accrue or pay additional amounts in the future, which could be material.
8. WARRANTS
Public, Private and Penny Warrants
As of March 31, 2026, we had 24.6 million warrants outstanding (the “Warrants”), consisting of 14.8 million public warrants (the “Public Warrants”) and 9.8 million private warrants (the “Private Warrants”). As of December 31, 2025, we had 31.6 million warrants outstanding, consisting of 14.7 million Public Warrants, 9.9 million Private Warrants and penny warrants to purchase 7.0 million shares of common stock (the “Penny Warrants”).
The Public Warrants and Private Warrants entitle the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants and Private Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
We may call the Public Warrants for redemption once they become exercisable, in whole and not in part, at a price of $0.01 per Public Warrant, so long as we provide at least 30 days prior written notice of redemption to each Public Warrant holder, and if, and only if, the reported last sales price of our common stock equals or exceeds $18.00 per share for each of 20 trading days within the 30 trading-day period ending on the third trading day before the date on which we send the notice of redemption to the Public Warrant holders. We determined that the Public Warrants are equity classified as they are indexed to our common stock and qualify for classification within stockholders’ equity. As such, the Public Warrants are presented as part of additional paid-in capital on our unaudited condensed consolidated balance sheets.
The Private Warrants are identical to the Public Warrants, except that so long as they are held by a certain holder or any of its permitted transferees, the Private Warrants: (i) may be exercised for cash or on a cashless basis and (ii) shall not be redeemable by us. We determined that the Private Warrants are not considered indexed to our common stock as the holder of the Private Warrants impacts the settlement amount and thus, they are liability classified. The Private Warrants are presented as derivative liabilities on our unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
If Private Warrants are sold or transferred to another party that is not the specified holder or any of its permitted transferees, the Private Warrants become Public Warrants and qualify for classification within stockholders’ equity at the fair value on the date of the transfer. See also Note 10 – Fair Value Measurement.
The Penny Warrants entitled the holder thereof to purchase one share of our common stock at a price of $0.01 per share. The Penny Warrants fully vested and became exercisable on March 10, 2026, in whole or in part, and had an expiration date of September 10, 2030. On March 10, 2026, the holder exercised the Penny Warrants at an exercise price of $0.01 per share. Upon receipt of the exercise notice and payment of the aggregate exercise price in accordance with the terms of the Penny Warrants, we issued 7.0 million shares of our common stock to the holder.
9. REDEEMABLE PREFERRED STOCK, ANTI-DILUTION RIGHTS, AND SHARE PURCHASE AGREEMENT
Redeemable Preferred Stock
As of March 31, 2026, 1.6 million shares of Series B Convertible Non-Voting Preferred Stock (“Series B Preferred Stock) and 5.0 million shares of Series B-1 Convertible Non-Voting Preferred Stock (“Series B-1 Preferred Stock” and, together with the Series B Preferred Stock, the “Preferred Stock”) were issued and outstanding. Each share of Series B

Preferred Stock and Series B-1 Preferred Stock has a par value of $0.01 per share and a stated liquidation preference of $10.00 per share, for aggregate liquidation preferences of $16.0 million and $50.0 million, respectively.
The Series B Preferred Stock and Series B-1 Preferred Stock were issued to certain funds and accounts managed by Encompass Capital Advisors, LLC (“Encompass”), a related party, pursuant to an Amended and Restated Stock Purchase Agreement (the “Encompass Stock Purchase Agreement”) and have a maturity date of December 23, 2027. The Encompass Stock Purchase Agreement contains customary representations and warranties and agreements of the Company and Encompass and customary indemnification rights and obligations of the parties.
If not converted by the holder into the Company’s common stock, we are required to redeem the Series B Preferred Stock and Series B-1 Preferred Stock at maturity at $10.00 per share plus any accrued and unpaid dividends. The Series B Preferred Stock and Series B-1 Preferred Stock rank senior to the common stock but junior to all debt obligations of the Company and have a liquidation preference equal to $10.00 per share of Series B Preferred Stock and Series B-1 Preferred Stock plus accrued but unpaid dividends. The Series B Preferred Stock and Series B-1 Preferred Stock carry 6% cash dividends payable in arrears (i) on the dividend date 18 months after the issuance date and (ii) every six months after such dividend payment date. For the three months ended March 31, 2026, we recognized $1.0 million of accumulated and unpaid dividends on Series B Preferred Stock and Series B-1 Preferred Stock.
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
Anti-Dilution Right
In connection with the Trina Business Combination, and pursuant to the Transaction Agreement, we provided Trina Solar the right (“Anti-Dilution Right”), but not the obligation, to acquire a number of shares of our common stock so that Trina Solar’s proportionate ownership of our common stock after the conversion of the Preferred Stock will be the same as before the conversion at a price equal to $1.70 per share of our common stock or otherwise equal to the price for the conversion of Preferred Stock. We determined that the Anti-Dilution Right was a freestanding financial instrument and classified it as an other long-term liability on our unaudited condensed consolidated balance sheets, initially recorded at fair value. The Anti-Dilution Right is subsequently revalued until anti-dilution shares are issued or when the Anti-Dilution Right expires on December 23, 2027, with changes in fair value for each reporting period recognized in derivative liabilities fair value adjustment.
In addition, in connection with the Trina Business Combination, we provided Trina Solar the right (the “Capital Raising Anti-Dilution Right”), but not the obligation, to acquire a number of shares of our common stock so that Trina Solar’s proportionate ownership of voting securities will be the same as before new voting securities are issued following certain capital raising transactions. The Capital Raising Anti-Dilution Right is exercisable no later than fifteen business days following written notice from the Company, after which the Company has certain rights to sell the voting securities not elected to be purchased by Trina Solar.
In connection with the issuance by the Company of 21.5 million shares of common stock to Encompass on October 31, 2025 pursuant to the Encompass Stock Purchase Agreement, the Company provided notice of the Anti-Dilution Right to Trina Solar. Trina Solar notified the Company on November 25, 2025, that it chose to exercise the Anti-Dilution Right related to this issuance, and as a result subscribed to 4,274,704 shares of common stock at a subscription price of $1.70. As of December 31, 2025, the shares were not issued and the Company recognized a subscription receivable of $7.3 million based on the subscription price. On January 21, 2026, the shares were issued to Trina Solar in exchange for $7.3 million in cash.
Share Purchase Agreement
On November 6, 2024, the Company and an investor who is a significant shareholder of Trina Solar, entered into a share purchase agreement (“Share Purchase Agreement”) pursuant to which the investor subscribed to purchase a total of $14.8 million of common stock for $1.05 per share. We recognized the Share Purchase Agreement as a derivative liability on our unaudited condensed consolidated balance sheets and initially recorded it at fair value. The Share Purchase Agreement is subsequently revalued with changes in fair value for each reporting period recognized in derivative liabilities fair value adjustment. The Share Purchase Agreement derivative liabilities fair value adjustment recorded on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025, was a loss of $13.3 million.
On September 10, 2025, the Company and the investor entered into a termination letter agreement (“Termination Letter”) pursuant to which the Share Purchase Agreement was terminated in exchange for $5.0 million and the issuance of 7.0 million Penny Warrants. Refer to Note 8 – Warrants for further discussion on the Penny Warrants.

10. FAIR VALUE MEASUREMENT
Financial liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Anti-dilution Right	$—	$—	$25,799	$25,799	$—	$—	$45,754	$45,754
Private Warrants	—	—	1,132	1,132	—	—	11,661	11,661
Interest rate swaps	—	316	—	316	—	1,059	—	1,059
We measure our Anti-Dilution Right and Private Warrants at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation uses assumptions and estimates that we believe a market participant would use when making the same valuation. Changes in the fair value of the Anti-Dilution Right are recognized in derivative liabilities fair value adjustment in our unaudited condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the Private Warrants are recognized under warrant liability fair value adjustment in our unaudited condensed consolidated statements of operations and comprehensive loss.
The fair value of interest rate swaps is determined using valuation models that incorporate observable market inputs including interest rate yield curves and credit spreads and is classified within Level 2 of the fair value hierarchy. Changes in the fair value of interest rate swaps are recognized in other (expense) income, net in our unaudited condensed consolidated statements of operations and comprehensive loss. Interest rate swap liabilities are presented as other long-term liabilities on our unaudited condensed consolidated balance sheets.
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate their respective fair values due to the short-term maturities of these instruments.
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
The fair value of the Anti-Dilution Right was determined using this approach, exercise prices of $1.70 and $1.90 and a share price of $4.39 as of March 31, 2026, and an exercise price of $1.70 and $1.90 and a share price of $6.68 as of December 31, 2025. A decrease in the risk-free interest rate, and an increase in each of the expected term or expected volatility, in isolation, would increase the fair value measurement, while an increase in the risk-free interest rate, and a decrease in each of the expected term or expected volatility would decrease the fair value measurement of the Anti-Dilution Right.
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

The fair value of the Private Warrants was determined using this approach, an exercise price of $11.50, and a share price of $4.39 as of March 31, 2026, and $6.68 as of December 31, 2025. A decrease in the risk-free interest rate, and an increase in each of the expected term or expected volatility, in isolation, would increase the fair value measurement, while an increase in the risk-free interest rate, and a decrease in each of the expected term or expected volatility would decrease the fair value measurement of the Private Warrants.
Rollforward of Level 3 Fair Value Instruments
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

	Three months ended March 31, 2026
	Anti-Dilution Right	Private Warrants
Balance (beginning of period)	$45,754	$11,661
Fair value measurement adjustments	(19,955)	(10,413)
Reclassification to Public Warrants	—	(116)
Balance (end of period)	$25,799	$1,132
11. STOCKHOLDERS' EQUITY
Common Stock
As of March 31, 2026, 500.0 million shares of common stock were authorized with a par value of $0.01 per share and 279.0 million shares of common stock were outstanding. Holders of common stock are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors (the “Board”). From inception to March 31, 2026, we have not declared any dividends.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the T1 Energy Inc. 2021 Equity Incentive Plan (as amended and restated as of April 22, 2024) (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees, and they are not typically forfeited for directors. Generally, our RSUs are equity-classified awards, as they are share settled. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price. As of March 31, 2026, a total of 34.9 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
During the three months ended March 31, 2026, no options were granted, 0.1 million options were forfeited, 0.3 million options were exercised, 0.7 million RSUs were granted, 0.1 million RSUs were forfeited, and 1.2 million RSUs vested.
12. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on our best estimate of our effective income tax rate expected to be applicable for the full fiscal year. Our effective income tax rate was (6)% and 29% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the tax rate is due to changes in the valuation allowance and state income tax effects. For the three months ended March 31, 2026, the Company’s effective income tax rate differed from the U.S. statutory rate of 21% primarily due to non-deductible fair value changes and changes in valuation allowance. For the three months ended March 31, 2025, the Company’s effective income tax rate differed from the U.S. statutory rate of 21% primarily due to non-deductible fair value changes. As of March 31, 2026 and December 31, 2025, we did not have any uncertain tax positions.
13. RELATED PARTY TRANSACTIONS
Board Consulting Agreements
During the three months ended March 31, 2026 and 2025, we engaged two members of the Board under consulting agreements, one of whom has since ceased to serve on the Board. The expenses incurred for these consulting services for the three months ended March 31, 2026 and 2025 were $0.2 million and $0.2 million, respectively. These expenses are recognized as general and administrative expenses within our unaudited condensed consolidated statements of operations and comprehensive loss. Additionally, one board member shall receive restricted stock units with a grant date fair market value of $0.3 million if the Company signs a definitive agreement related to a significant merger and acquisition transaction.

Trina Group
We have related party balances and transactions with Trina Solar and its affiliates (the “Trina Group”) as a result of the Trina Business Combination and through the normal course of business.
PV solar module sales of $188.8 million and $64.6 million to the Trina Group are presented as net sales - related party for the three months ended March 31, 2026 and 2025, respectively. Net sales - related party for the three months ended March 31, 2026 and 2025, are reduced for amortization of $11.3 million and $11.2 million, respectively, for the intangible asset related to a favorable acquired customer contract that was recorded as part of purchase accounting for the Trina Business Combination. Deferred revenue from offtake agreements with the Trina Group was $90.0 million and $56.7 million as of March 31, 2026 and December 31, 2025, respectively. The Company has agreements with the Trina Group to supply certain materials and components used in our PV solar module production, provide operational support and sales agency and aftermarket services. Total purchases from Trina Group under the supply agreements were $119.0 million and $51.0 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, we incurred $8.5 million and $6.1 million, respectively, in costs which were presented as selling, general and administrative expenses.
Accounts receivable, accrued liabilities, and accounts payable with the Trina Group consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable due from related parties	$100,023	84,481
Accrued liabilities due to related parties	98,996	67,602
Accounts payable due to related parties	9,968	95,152
Additionally, we have a debt obligation to Trina Group for the Production Reservation Fee and we have provided Trina Group with the Anti-Dilution Right and Capital Raising Anti-Dilution Right as further described in Note 6 – Debt and Note 9 – Redeemable Preferred Stock, Anti-Dilution Right, and Share Purchase Agreement.
Other
During 2025, we also entered into a contract with Pareto Securities AS, of which the son of Einar Kilde, our former Chief Development Officer, is an equity partner, to act as a broker with respect to the sale of certain assets held in our European business and to perform valuation services of those assets. During the three months ended March 31, 2025, we paid less than $0.1 million in retainer fees to Pareto Securities AS with no comparable amounts in 2026. Additionally, Pareto Securities AS shall receive a minimum broker fee of $0.8 million if there is a completed sale, which is subject to increase based on certain conditions as outlined in the contract. The retainer fee shall be deductible from the broker fee.
14. NET LOSS PER SHARE
The Company’s basic net loss per share for the three months ended March 31, 2026 and 2025, was computed by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding.
No dividends were declared or paid for the three months ended March 31, 2026 and 2025.
Diluted net loss per share adjusts basic net loss per share to give effect to all potential common shares that were dilutive and outstanding during the period. The treasury stock method was used to assess our warrants and share-based payment awards, while the if-converted method was used to assess our shares of redeemable preferred stock.
Certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024 were reclassified to held and used during the year ended December 31, 2025 as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. Refer to Note 1 – Summary of Significant Accounting Policies for further details.

The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss) from continuing operations	$3,902	$(6,261)
Net loss from discontinued operations, net of tax	(24,321)	(9,978)
Net loss	$(20,419)	$(16,239)
Preferred stock dividends and accretion	(990)	(891)
Net loss attributable to common stockholders	$(21,409)	$(17,130)
Denominator:
Weighted average shares of common stock outstanding - basic	278,539	155,933
Effect of dilutive securities	6,713	—
Weighted average ordinary shares outstanding - diluted	285,252	155,933
Net income (loss) per share attributable to common stockholders:
Net income (loss) per share from continuing operations - basic and diluted	$0.01	$(0.05)
Net loss per share from discontinued operations, net of tax - basic and diluted	(0.09)	(0.06)
Net loss per share - basic and diluted	$(0.08)	$(0.11)
The outstanding securities that could potentially dilute basic net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share as the impact would be anti-dilutive are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Redeemable preferred stock (on an as converted basis)	36,621	20,329
2030 Convertible Notes	23,232	—
Public Warrants	14,866	14,675
Private Warrants	9,759	9,950
EDGE warrants	—	687
Options	3,591	10,104
RSUs	—	4,017
Total	88,069	59,762
15. DISCONTINUED OPERATIONS
In 2024, we determined that the assets of our European businesses and our Coweta County, Georgia, business met the criteria for classification as held for sale. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on the Company’s operations and financial results. As of March 31, 2026, the remaining assets, other than certain amounts reclassified to held and used, continue to meet the criteria for classification as held for sale. Refer to Note 1 – Summary of Significant Accounting Policies for further details. The historical results of the businesses that continue to meet the criteria for held for sale are classified as discontinued operations for all periods presented herein.
On February 15, 2025, we completed the sale of our land in Coweta County, Georgia, for $50.0 million and concurrently repaid a government grant of $20.0 million, which resulted in a $5.7 million gain for the three months ended March 31, 2025, which was recorded in other income, net in our unaudited condensed consolidated statement of operations and comprehensive loss. As of March 31, 2026 and December 31, 2025, $7.0 million of repayable government grants for the project were classified within current liabilities of discontinued operations on our unaudited condensed consolidated balance sheets.
Under the terms of the Transaction Agreement, we agreed to use reasonable efforts to dispose of, divest, transfer, or otherwise sell the assets and operations that constitute our European business within six months of December 23, 2024. Unless waived by the counterparty in writing, we expect to incur fees of $2.0 million per month until the business is disposed of. Additionally, if the total consideration received through the disposal is less than $45.0 million, we will owe fees equal to 19.9% of the shortfall.

As of March 31, 2026, certain of our European business assets remain unsold and continue to be held for sale. The historical results of this business are classified as discontinued operations in our unaudited condensed consolidated financial statements. Due to the terms of the Transaction Agreement that require us to sell our European business, we have accrued estimated fees of $35.2 million and $26.8 million as of March 31, 2026 and December 31, 2025, respectively.
Details of net loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Costs and expenses
General and administrative	$572	$2,985
Restructuring charge	—	1,092
Share of net loss of equity method investee	—	425
Total costs and expenses	572	4,502

Loss from discontinued operations	(572)	(4,502)
Gain on disposal of property and equipment	—	5,675
Other (expense) income, net	(8,391)	(10,278)
Change in valuation allowance	(15,358)	645
Loss from discontinued operations before income taxes	(24,321)	(8,460)
Income tax benefit (expense)	—	(1,518)
Net loss from discontinued operations, net of tax	$(24,321)	$(9,978)
Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
Details of the assets and liabilities of discontinued operations classified as held for sale in our unaudited condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2026	December 31, 2025
Other current assets	$32	$—
Property and equipment, net	10,935	18,046
Right-of-use asset under operating leases	824	1,372
Current assets of discontinued operations	$11,791	$19,418

Accounts payable	$182	$102
Accrued liabilities and other	36,503	28,035
Operating lease liability	12,712	12,401
Other current liabilities	7,000	7,000
Current liabilities of discontinued operations	$56,397	$47,538

The cash flows related to discontinued operations have not been segregated and are included in our unaudited condensed consolidated statements of cash flows. Cash flow and non-cash information for the discontinued operations are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Capital expenditures	—	2,510
Proceeds from the return of property and equipment deposits	—	1,202
Change in valuation allowance	15,358	645
16. SEGMENTS
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
The measure of segment assets is reported on our unaudited condensed consolidated balance sheets as total assets. We do not have intra-entity transactions. Segment results are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Total net sales	$177,647	$53,452
Less(1):
Cost of sales	148,563	35,671
Selling, general and administrative	51,589	43,379
Interest expense	6,164	9,853
Other segment items(2)	(32,349)	(26,677)
Income tax (benefit) expense	(222)	(2,513)
Net income (loss) from continuing operations	$3,902	$(6,261)
(1) The significant segment expenses and amounts herein align with the segment-level information that is regularly provided to our CODM.
(2)    Other segment items includes warrant liability fair value adjustment, impairment of assets previously classified as held for sale, derivative liabilities fair value adjustment, and other income, net, from our unaudited condensed consolidated statements of operations and comprehensive loss.
Within our single segment for the three months ended March 31, 2026 and 2025 total expenditures for additions to long-lived assets were $57.4 million and $28.5 million, respectively.
17. SUBSEQUENT EVENTS
On April 17, 2026, we completed a public offering of $184.0 million aggregate principal amount of the Company’s 4.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”), which amount included $24.0 million aggregate principal of 2031 Convertible Notes issued pursuant to the underwriters’ option to cover over-allotments.
The 2031 Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 4.00% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The 2031 Convertible Notes will mature on April 15, 2031, unless earlier repurchased, redeemed or converted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 “Financial Statements” and the other disclosures in this Quarterly Report on Form 10-Q and with the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026, as amended and supplemented by Amendment No. 1 of Form 10-K/A filed with the SEC on April 30, 2026.
Overview
T1 Energy Inc., a Delaware corporation (“T1”, the “Company”, “we”, or “us”), is an energy solutions provider building an integrated U.S. supply chain for solar modules and cells. We currently manufacture and sell photovoltaic (“PV”) solar modules.
We are one of the leading solar manufacturing companies in the United States, primarily selling into the utility-scale market, the largest solar market segment in the U.S. We produce PV solar modules that employ highly energy efficient Passivated Emitter and Rear Contact and Tunnel Oxide Passivated Contact (“TOPCon”) technologies. Our PV solar module manufacturing facility operating in Wilmer, TX (“G1_Dallas”) has a total annual nameplate production capacity of five gigawatts. We believe our facility is one of the most technologically advanced PV solar module plants globally and has achieved annualized run rates above its nameplate capacity. To further expand our U.S. manufacturing footprint, we began construction in December 2025 of the first 2.1-gigawatt phase of our solar cell manufacturing fab in Milam County, Texas (“G2_Austin”). This facility is anticipated to begin production by the end of 2026 of high-efficiency TOPCon solar cells that will be used in the PV solar modules manufactured at G1_Dallas.
Recent Developments
For the three months ended March 31, 2026, we recognized total net sales of $177.6 million in the period. Additionally, we ended the first quarter with cash, cash equivalents, and restricted cash of $123.7 million.
On April 17, 2026, we completed a public offering of $184.0 million aggregate principal amount of the Company’s 4.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”), which included $24.0 million aggregate principal amount of 2031 Convertible Notes, pursuant to the underwriters’ option to cover over-allotments.
The 2031 Convertible Notes are senior unsecured obligations of the Company and bear interest of 4.00% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The 2031 Convertible Notes will mature on April 15, 2031, unless earlier repurchased, redeemed or converted.
Regulatory and macroeconomic updates
Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, the United States has recently announced changes to its global trade policy, including significant tariffs on imports from China, Vietnam, Mexico, Canada, and other countries. These actions, and retaliatory tariffs imposed by other countries on U.S. goods and exports, have led to significant volatility and uncertainty in global markets. Additionally, the One Big Beautiful Bill Act (“OBBBA”) introduced new restrictions on equity and debt ownership, material assistance, operational contracts and intellectual property arrangements with Foreign-Influenced Entities (“FIEs”) and/or Specified Foreign Entities (“SFEs”) (collectively, Prohibited Foreign Entities (“PFEs”)) designed to prevent such entities from accessing tax credits available under the Inflation Reduction Act of 2022 (the “IRA”). The Company recognizes compliance with these provisions of the OBBBA as a significant regulatory and business priority, and we are focused and actively working to ensure we maintain compliance with these provisions to allow us and our customers to retain the availability of tax credits in the future.
On December 30, 2025, we announced a series of transactions intended to allow us to continue our eligibility for 45X Tax Credits (as later defined) in 2026 and beyond. In this update, we detailed our actions designed to facilitate compliance with the following requirements:
•Equity: Trina Solar (Schweiz) AG’s (“Trina Solar”) equity holdings have never exceeded the 25% limit under the OBBBA. In addition, to further bolster our compliance position, we have amended our certificate of incorporation to provide certain limits on SFE equity ownership.
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
•Material Assistance: After conducting supply chain diligence, we have purchased solar cells for use in a portion of our PV solar modules to be produced in 2026 from a supplier that has provided certifications of its non-PFE (“MA Compliant”) status and are undertaking diligence to ensure the remainder of cells for use in 2026 will be MA Compliant. Our efforts to build a domestic supply chain, including domestic cells to be produced at our G2_Austin facility, domestic polysilicon from Hemlock Semiconductor, domestic wafers from Corning, and domestic steel frames from Nextpower are expected to further bolster our ongoing material assistance compliance efforts.
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
Results of Operations
The following table sets forth information on our unaudited condensed consolidated results of operations (in thousands, except percentages):

	Three months ended March 31,		2026 vs 2025 Change
	2026	2025	($)	(%)
Net sales	$241	$—	$241	NM
Net sales - related party	177,406	53,452	123,954	232%
Total net sales	177,647	53,452	124,195	232%
Cost of sales	148,563	35,671	112,892	316%
Gross profit	29,084	17,781	11,303	64%
Selling, general and administrative	51,589	43,379	8,210	19%
Total operating expenses	51,589	43,379	8,210	19%
Total other income	26,185	16,824	9,361	56%
Income (loss) from continuing operations before income taxes	$3,680	$(8,774)	$12,454	(142%)
Net loss from discontinued operations, net of tax	$(24,321)	$(9,978)	$(14,343)	144%

NM - Not meaningful
Net sales
Net sales consist of sales of PV solar modules net of intangible asset amortization for customer contracts. We recognize sales for PV solar modules at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.
Total net sales increased by $124.2 million in the first quarter of 2026 compared to the first quarter of 2025. We began selling PV solar modules after our acquisition of all the shares of capital stock of Trina Solar (U.S.) Holding, Inc. and related subsidiaries on December 23, 2024 (the “Trina Business Combination”). We have increased production of PV solar modules from G1_Dallas throughout 2025 after the facility became fully operational during the second quarter of 2025.
Cost of sales
Cost of sales includes the cost of raw materials and components for manufacturing PV solar modules. In addition, our cost of sales includes direct labor for the manufacturing of PV solar modules and manufacturing overhead, such as engineering, equipment maintenance, quality and production control, and information technology. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, environmental health and safety costs, and costs associated with shipping. These costs are offset by our generation of 45X Tax Credits.
Cost of sales increased by $112.9 million in the first quarter of 2026 compared to the first quarter of 2025 as a direct result of increased net sales period over period.
Selling, general and administrative
Selling, general and administrative expenses primarily consist of personnel and personnel-related expenses for our sales, marketing and administrative personnel, commissions, royalty fees, costs for administrative offices, insurance, and outside professional services including legal, accounting, and other advisory services.
Selling, general and administrative expenses increased by $8.2 million, or 19%, in the first quarter of 2026 compared to the first quarter 2025. This increase is primarily due to an increase in commissions, royalty fees, personnel costs and legal and professional fees and in concert with our ongoing public policy program. Commissions, royalty fees, and other selling costs of $8.5 million and $6.1 million were incurred under arrangements with Trina Solar and its affiliates (the “Trina Group”), a related party, for the three months ended March 31, 2026 and 2025, respectively.
Total other income
Total other income primarily consists of the fair value adjustments on our warrant and derivative liabilities, and interest expense, net.
Total other income increased by $9.4 million in the first quarter of 2026 compared to the first quarter of 2025. The change is primarily due to a decrease in interest expense of $3.7 million and an increase in gain on warrant liability fair value adjustment of $8.8 million and other income of $1.8 million, which are partially offset by a decrease in gain on derivatives liability fair value adjustment of $5.3 million.
Net loss from discontinued operations, net of tax
We concluded that certain assets of our European businesses and our business in Coweta County, Georgia met the criteria for classification as held for sale as of December 31, 2024 and 2025. Additionally, we concluded that the ultimate disposal of these businesses represent a strategic shift that has had a major effect on our operations, resulting in the presentation of the historical financial results of these businesses as discontinued operations.
Net loss from discontinued operations, net of tax increased by $14.3 million, or 144%, in the first quarter of 2026 compared to the first quarter of 2025. The increase primarily relates to an accrual of estimated penalties associated with the expected disposal of our European businesses and an increase in valuation allowance for assets classified as held for sale within discontinued operations, along with the impact of the gain from the sale of land in Coweta County that was recognized in the first quarter of 2025 with no comparable amount in the first quarter of 2026. These amounts are offset by a reduction in research and development activity for our European businesses for the comparable periods.
Financial Condition, Liquidity, and Capital Resources
Liquidity and Capital Resources
As of March 31, 2026, we had approximately $123.7 million of cash, cash equivalents, and restricted cash. Our principal sources of liquidity are cash and cash equivalents, issuances of equity and debt securities, cash flows from operating activities and amounts received from government tax credits and incentives.
We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the next 12 months from the issuance of these financial statements.
Our future liquidity requirements depend on many factors, including the timing and extent of the following: capital expenditures for construction of future facilities and purchase of related equipment; spending on other growth initiatives; spending to support revenue generating activities; and general economic conditions. In addition to those activities, our short-term liquidity will be utilized to fund the current portion of non-cancellable commitments including leases and debt obligations.
We continue to evaluate the extent of benefits available to us by the IRA, which are expected to favorably impact our liquidity and capital resources in future periods. For example, we currently expect to qualify for the Advanced Manufacturing Production Credit (the “45X Tax Credit”) under Section 45X of the Internal Revenue Code of 1986, as amended (the “IRC”), which provides certain specified benefits for PV solar modules and PV solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (the “IRS”) or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 7 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the 45X Tax Credits we generate will continue to provide us with a significant source of funding. Any changes to the statutes or regulatory guidance regarding Section 45X of the IRC arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law by the IRS, the U.S. Treasury Department, or the courts, (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, or (iv) changes to U.S. government priorities, policies, or initiatives, could materially adversely impact our financial condition, results of operations, and cash flows.
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
We have decided to develop our planned G2_Austin solar cell manufacturing facility in two phases. Each phase is a standalone development with limited shared infrastructure. We believe we are positioned to flex capacity to develop up to three phases potentially totaling as many as 8 gigawatts on our existing leasehold. Following the initial completion of detailed project engineering, the first phase of G2_Austin is expected to total 2.1 gigawatts of annual production capacity with an estimated capital expenditure of $400 to $425 million.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Three months ended March 31,		2026 vs 2025 Change (%)
	2026	2025
Cash flows from operating activities:	(72,874)	(44,814)	63%
Cash flows from investing activities:	(60,724)	22,061	(375%)
Cash flows from financing activities:	(13,555)	(3,760)	261%
Operating Activities
Net cash used in operating activities increased by $28.1 million in the first quarter of 2026 compared to the first quarter of 2025. The increase was primarily driven by increases in working capital that resulted in more cash used in the first quarter of 2026 as compared to the first quarter of 2025 related to changes in operating assets and liabilities of $46.7 million, partially offset by a decrease in net loss excluding non-cash expenses, gains and losses of $18.6 million.
Investing Activities
Net cash used in investing activities increased by $82.8 million in the first quarter of 2026 compared to the first quarter of 2025. The increase in cash used in investing activities was primarily driven by proceeds from the sale of property and equipment of $50.0 million in the first quarter of 2025 relating to our land in Coweta County, Georgia with no comparable amounts for the same period in 2026, increased purchases of property and equipment of $31.6 million in the first quarter of 2026, and a decrease of $1.2 million related to proceeds from the return of property and equipment deposits in the first quarter of 2025 with no comparable amounts in the first quarter of 2026.
Financing Activities
Net cash used in financing activities increased by $9.8 million in the first quarter of 2026 compared to the first quarter of 2025. The increase in cash used in financing activities was primarily due to a $13.6 million repayment of our Senior Secured Facility, partially offset by $3.8 million in debt issuance costs paid in the first quarter of 2025 with no comparable amounts for the same period in 2026.

Critical Accounting Estimates
Our critical accounting estimates are consistent with those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company” we are not required to disclose information under this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness described below.
In light of this material weakness, management performed additional analysis and other procedures to help ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Material Weakness
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified the following material weakness related to the Company’s G1 entity:
•The Company had ineffective general information technology controls that support the consistent operation of the Company’s Oracle-based information technology (“IT”) system. Therefore, automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from that IT system were also ineffective because they could have been adversely impacted.
•The Company did not effectively design, implement or operate process-level controls regarding revenue and inventory processes.
Management concluded that the material weakness was primarily attributable to deficiencies in oversight, resources, information and communication, and monitoring activities, as previously disclosed.
Remediation Plan
Management has continued to execute its remediation plan during the first quarter of 2026. Remediation efforts during the quarter have primarily focused on establishing elements of the Company’s control environment, including governance, training, and financial close processes. Actions completed or initiated during the quarter include the following:
•Management implemented a centralized close management platform to integrate corporate and G1 month-end and quarter-end financial close tasks. This platform was utilized during the first quarter close and is intended to support the assignment of responsibilities, identification of task dependencies, and monitoring of financial close activities.
•Management, with the assistance of third-party advisors, developed a training for control owners and key personnel related to SOX compliance requirements, control documentation expectations, and control execution responsibilities. Training is expected to be rolled out to all applicable control owners during the second quarter.
•Management developed a formal control self-certification process designed to be performed on a recurring basis, whereby control owners certify that controls, as designed, are in place and have been performed, or are expected to be performed, in accordance with applicable requirements. This process has been established and was executed in connection with the preparation of this Quarterly Report.

•Management established procedures for reporting to executive leadership and the Audit Committee on a recurring basis regarding the effectiveness of internal controls and the status of remediation efforts.
Remediation efforts related to general information technology controls within the Company’s Oracle-based IT system and process-level controls over revenue and inventory remain ongoing. Certain elements of controls have been designed and, in some cases, implemented; however, these controls have not operated for a sufficient period of time to allow management to complete operating effectiveness testing.
Accordingly, management has not yet concluded that the material weakness has been remediated. Management expects remediation efforts to continue throughout fiscal year 2026 and will evaluate the effectiveness of the remediated controls once they have been implemented and have operated for a sufficient period of time.

Changes in Internal Control over Financial Reporting
Except as described above, no changes in our internal control over financial reporting occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 5, 2025, July 1, 2025 and July 31, 2025, we received notices from U.S. Customs and Border Protection (“CBP”) relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination (the “Notices”). We have engaged with CBP on these Notices and explained why we believe they were without legal or factual merit. In March and April 2026, we received bills from CBP for alleged duties on goods imported in 2024 by the same entity acquired in the Trina Business Combination.  It is unclear what, if any, connection these bills have with the Notices previously received. At this point, the bills received total approximately $31.7 million. The Company is engaging with CBP, through outside counsel, to correct what it believes is the erroneous application of duties, but it is not possible at this time to predict the duration, outcome, or impact of these matters, which the Company maintains would ultimately be subject to indemnification pursuant to the Trina Business Combination.
In April 2026, CBP launched a program allowing importers to submit claims for refunds of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Two months before the launch of this program, the U.S. Supreme Court declared these tariffs invalid. The Company has incurred IEEPA tariffs and has submitted claims for refunds of $33.5 million, but as of the date of this Report has not recognized any financial impact related to potential tariff refunds. While a favorable resolution of these claims could positively impact results of operations in future periods, the timing and ultimate realization of these refunds remain subject to significant uncertainty.
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
First Solar, Inc. initiated patent infringement proceedings in early 2026 against numerous companies in the solar industry, including a district court proceeding against T1 Energy Inc. and T1 G1 Dallas Midco Inc., alleging that such companies are and have been willfully infringing U.S. Patent No. 9,130,074 (the “’074 Patent”) by, among other actions, importing certain solar cells. Separately, also in early 2026, the International Trade Commission published a Notice of Receipt of Complaint filed by First Solar, Inc. alleging that multiple proposed respondents, including T1 Energy Inc. and T1 G1 Dallas Solar Module LLC, are knowingly and intentionally infringing the ’074 Patent by, among other actions, importing certain solar cells. In that proceeding, First Solar, Inc. has requested that the International Trade Commission issue a general exclusion order prohibiting the importation of products that infringe the ’074 Patent, which First Solar, Inc. alleges includes

TOPCon solar cells, as well as cease-and-desist orders to all respondents with respect to the importation, sale, marketing, or distribution of such products. We contest the allegations by First Solar, Inc. and will vigorously defend against them and pursue all legal remedies available to the Company.
We believe, taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows. However, the ultimate outcome of these matters cannot be determined at this time, and we cannot guarantee that we will be successful in contesting these matters, or that we will not need to accrue or pay additional amounts in the future, which could be material.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, as amended and supplemented by Amendment No.1 on Form 10-K/A filed with the SEC on April 30, 2026, which could materially affect our business, financial condition, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
Exhibit Index

Exhibit Number	Exhibit Description
4.1
Second Supplemental Indenture, dated as of April 17, 2026, between T1 Energy Inc. and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 17, 2026).

4.2	Form of 4.00% Convertible Senior Note due 2031 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on April 17, 2026).
10.1#
Separation and Release Agreement between FREYR Battery Norway AS and Einar Kilde, dated April 22, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 27, 2026).

10.2#
Amendment No. 3 to Consultancy Agreement between T1 Energy Inc. and Peter Matrai, dated February 11, 2026 (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 18, 2026).

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
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in Inline XBRL interactive data files: (i) Unaudited Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Documents filed herewith.
#	Management contract and compensatory plan and arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
T1 Energy Inc.

Date: May 12, 2026	/s/ Joseph Evan Calio
	Name:	Joseph Evan Calio
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2026	/s/ Tom Mahrer
	Name:	Tom Mahrer
	Title:	Chief Accounting Officer
(Principal Accounting Officer)