Form 10-Q
period 2026-06-30
T1 Energy Inc.
filed 2026-08-12
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of August 10, 2026, there were 294,527,066 shares of the registrant’s common stock outstanding.

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
The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these risks, uncertainties and other important factors include, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026, and in our other filings with the SEC, including risks related to: (1) our ability to (i) construct and equip manufacturing facilities in a timely and cost-effective manner; (ii) target and retain customers and suppliers; (iii) attract and retain key employees and qualified personnel; (iv) protect our intellectual property; (v) comply with legal and environmental regulations; (vi) compete in international markets in light of export and import controls; (vii) incur substantially more debt; (viii) remediate the material weakness in our internal control over financial reporting or otherwise maintain effective internal control over financial reporting; (ix) qualify for the advanced manufacturing production credit under Section 45X of the Internal Revenue Code of 1986, as amended; and (x) our exposure to warranty claims; (2) our ability to secure comprehensive financing solution to fund the remaining capital expenditure for Phase 1 of G2_Austin (as defined herein) on favorable terms, or at all, and the timing of such financing; (3) the concentration of our operations in Texas and our dependence on a limited number of suppliers; (4) changes adversely affecting the flow of components and materials from international vendors, the costs of raw materials, components, equipment, and machinery; (5) general economic and geopolitical conditions, (6) changes in applicable laws or regulations, including environmental, export control and tax laws and incentives and renewable energy targets, as well as international trade policies, including tariffs, on our products and our competitive position (including T1’s ability to obtain tariff refunds); (7) the outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims, commercial or contractual disputes, warranty claims, and other proceedings; and (8) the capital-intensive nature of our business and our ability to raise additional capital on attractive terms or service our debt.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
T1 ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$79,109	$182,450
Restricted cash	70,207	81,203
Accounts receivable trade, net - related parties	98,645	84,481
Government grants receivable, net	95,390	36,376
Inventory	228,773	116,043
Advances to suppliers	133,231	137,532
Other current assets	38,611	5,989
Current assets of discontinued operations	7,229	19,418
Total current assets	751,195	663,492
Restricted cash	7,120	7,120
Property and equipment, net	430,416	302,302
Goodwill	57,449	57,449
Intangible assets, net	157,781	180,481
Right-of-use asset under operating leases	218,320	151,166
Other assets	19,988	10,098
Total assets	$1,642,269	$1,372,108
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,282	$91,323
Accrued liabilities and other	86,085	47,224
Deferred revenue	150,398	56,731
Derivative liabilities	1,352	11,661
Current portion of long-term debt	49,593	46,357
Accounts payable and accrued liabilities - related parties	125,736	162,754
Current liabilities of discontinued operations	62,030	47,538
Total current liabilities	577,476	463,588
Long-term deferred revenue	48,189	48,189
Convertible notes	328,970	152,960
Operating lease liability	206,161	143,534
Long-term debt	116,534	137,303
Long-term debt - related party	54,850	53,538
Deferred tax liability	3,524	3,758
Other long-term liabilities	31,291	47,353
Total liabilities	1,366,995	1,050,223
Commitments and contingencies
Redeemable preferred stock
Series B convertible non-voting preferred stock, $0.01 par value, 1,600 shares issued and outstanding as of both June 30, 2026 and December 31, 2025, respectively (includes accrued dividends of $640 and $160 as of June 30, 2026 and December 31, 2025, respectively)	18,285	17,805
Series B-1 convertible non-voting preferred stock, $0.01 par value, 5,000 shares issued and outstanding as of both June 30, 2026 and December 31, 2025, respectively (includes accrued dividends of $2,000 and $500 as of June 30, 2026 and December 31, 2025, respectively)	55,210	53,710
Equity:
Common stock, $0.01 par value, 280,604 and 266,267 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,806	2,663
Additional paid-in capital	1,371,216	1,358,992
Accumulated other comprehensive loss	(15,216)	(18,213)
Accumulated deficit	(1,157,027)	(1,093,072)
Total equity	201,779	250,370
Total liabilities, redeemable preferred stock and equity	$1,642,269	$1,372,108
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$—	$66,465	$241	$66,465
Net sales - related party	250,128	66,302	427,534	119,754
Total net sales	250,128	132,767	427,775	186,219
Cost of sales	201,031	100,006	349,594	135,677
Gross profit	49,097	32,761	78,181	50,542
Operating expenses:
Selling, general and administrative	71,878	62,712	123,467	106,091
Impairment of intangible assets	—	1,410	—	1,410
Total operating expenses	71,878	64,122	123,467	107,501
Operating loss from continuing operations	(22,781)	(31,361)	(45,286)	(56,959)
Other (expense) income:
Warrant liability fair value adjustment	(2,836)	(220)	7,577	1,347
Derivative liabilities fair value adjustment	(5,493)	1,048	14,462	26,277
Impairment of assets previously classified as held for sale	—	(1,747)	—	(2,029)
Interest expense, net	(6,726)	(8,045)	(12,890)	(17,898)
Other income, net	1,690	3,162	3,671	3,325
Total other (expense) income	(13,365)	(5,802)	12,820	11,022
Loss from continuing operations before income taxes	(36,146)	(37,163)	(32,466)	(45,937)
Income tax (expense) benefit	(781)	5,979	(559)	8,492
Net loss from continuing operations	(36,927)	(31,184)	(33,025)	(37,445)
Net loss from discontinued operations, net of tax	(6,609)	(725)	(30,930)	(10,703)
Net loss	(43,536)	(31,909)	(63,955)	(48,148)
Preferred dividends and accretion	(990)	(891)	(1,980)	(1,782)
Net loss attributable to common stockholders	$(44,526)	$(32,800)	$(65,935)	$(49,930)

Weighted average shares outstanding:
Weighted average shares of common stock outstanding - basic	280,129	155,938	279,282	155,936
Weighted average shares of common stock outstanding - diluted	280,129	155,938	279,282	155,936

Net loss per share attributable to common stockholders:
Net loss per share from continuing operations - basic and diluted	$(0.14)	$(0.21)	$(0.13)	$(0.25)
Net loss per share from discontinued operations - basic and diluted	$(0.02)	$—	$(0.11)	$(0.07)
Net loss per share - basic and diluted	$(0.16)	$(0.21)	$(0.24)	$(0.32)

Other comprehensive loss:
Net loss	$(43,536)	$(31,909)	$(63,955)	$(48,148)
Foreign currency translation adjustments	(4,341)	13,482	2,997	39,547
Total comprehensive loss	(47,877)	(18,427)	(60,958)	(8,601)
Preferred dividends and accretion	(990)	(891)	(1,980)	(1,782)
Comprehensive loss attributable to common stockholders	$(48,867)	$(19,318)	$(62,938)	$(10,383)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity

	Number	Amount
Balance as of January 1, 2025	155,928	$1,559	$971,416	$(58,975)	$(725,238)	$188,762
Share-based compensation expense	—	—	4,242	—	—	4,242
Net loss	—	—	—	—	(16,239)	(16,239)
Exercise of stock options	10	—	—	—	—	—
Preferred dividends and accretion	—	—	(891)	—	—	(891)
Other comprehensive income	—	—	—	26,065	—	26,065
Balance as of March 31, 2025	155,938	$1,559	$974,767	$(32,910)	$(741,477)	$201,939
Share-based compensation expense	—	—	1,285	—	—	1,285
Net loss	—	—	—	—	(31,909)	(31,909)
Preferred dividends and accretion	—	—	(891)	—	—	(891)
Other comprehensive income	—	—	—	13,482	—	13,482
Balance as of June 30, 2025	155,938	$1,559	$975,161	$(19,428)	$(773,386)	$183,906

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity

	Number	Amount
Balance as of January 1, 2026	266,267	$2,663	$1,358,992	$(18,213)	$(1,093,072)	$250,370
Share-based compensation expense	—	—	2,738	—	—	2,738
Net loss	—	—	—	—	(20,419)	(20,419)
Exercise of Penny Warrants	7,000	70	—	—	—	70
Issuance of stock under share-based compensation plans	1,495	15	(15)	—	—	—
Tax withholding on stock option exercises	—	—	(2,521)	—	—	(2,521)
Issuance of shares to Trina for anti-dilution right	4,275	42	(42)	—	—	—
Reclassification of warrants from liability classified to equity classified	—	—	116	—	—	116
Preferred dividends	—	—	(990)	—	—	(990)
Other comprehensive income	—	—	—	7,338	—	7,338
Balance as of March 31, 2026	279,037	$2,790	$1,358,278	$(10,875)	$(1,113,491)	$236,702
Share-based compensation expense	—	—	5,792	—	—	5,792
Net loss	—	—	—	—	(43,536)	(43,536)
Issuance of stock under share-based compensation plans	1,567	16	—	—	—	16
Tax withholding on stock option exercises	—	—	(1,297)	—	—	(1,297)
Stock option exercises	—	—	6,817	—	—	6,817
Reclassification of warrants from liability classified to equity classified	—	—	2,616	—	—	2,616
Preferred dividends	—	—	(990)	—	—	(990)
Other comprehensive income	—	—	—	(4,341)	—	(4,341)
Balance as of June 30, 2026	280,604	$2,806	$1,371,216	$(15,216)	$(1,157,027)	$201,779

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(63,955)	$(48,148)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	8,530	5,220
Depreciation and amortization	50,121	43,598
Impairment of intangible assets	—	1,410
Impairment of assets previously classified as held for sale	—	2,029
Change in valuation allowance	15,358	(2,230)
Change in fair value of derivative liabilities	(14,462)	(26,277)
Gain on sale of property and equipment	—	(5,675)
Amortization of debt issuance costs, premium and discount	3,745	7,923
Reduction in the carrying amount of right-of-use assets	4,747	3,259
Warrant liability fair value adjustment	(7,577)	(1,347)
Deferred income taxes	(234)	(6,994)
Other	(89)	2,349
Changes in operating assets and liabilities:
Accounts receivable trade	(14,164)	(34,584)
Government grants receivable, net	(59,014)	(43,970)
Inventory	(112,730)	(51,673)
Other assets	(1,296)	—
Advances to suppliers and other current assets	(31,236)	29,904
Accounts payable, accrued liabilities and other	25,610	75,035
Deferred revenue	93,667	38,788
Net cash used in operating activities	(102,979)	(11,383)
Cash flows from investing activities:
Issuance of notes receivable	(8,594)	—
Proceeds from the return of property and equipment deposits	—	1,202
Purchases of property and equipment	(161,821)	(51,943)
Proceeds from the sale of property and equipment	—	50,000
Net cash used in investing activities	(170,415)	(741)
Cash flows from financing activities:
Repayment of Senior Secured Credit Facility	(18,764)	(14,874)
Proceeds from issuance of Convertible Notes, net of underwriting fees	175,720	—
Exercise of Penny Warrants	70	—
Payment of debt issuance costs	(912)	(3,760)
Exercise of stock options	6,833	—
Cash paid for equity repurchases for equity-based compensation tax withholding	(3,818)	—
Net cash (used in) provided by financing activities	159,129	(18,634)
Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(72)	777
Net decrease in cash, cash equivalents, and restricted cash	(114,337)	(29,981)
Cash, cash equivalents, and restricted cash at beginning of period	270,773	76,645
Cash, cash equivalents, and restricted cash at end of period	$156,436	$46,664
Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$79,109	$8,451
Restricted cash	77,327	38,213
Cash, cash equivalents, and restricted cash	$156,436	$46,664
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
We are one of the leading solar manufacturing companies in the United States, primarily selling into the utility-scale market, the largest solar market segment in the U.S. We produce PV solar modules that employ highly energy efficient Passivated Emitter and Rear Contact and Tunnel Oxide Passivated Contact (“TOPCon”) technologies. Our PV solar module manufacturing facility operating in Wilmer, TX (“G1_Dallas”) has a total annual nameplate production capacity of five gigawatts. We believe our facility is one of the most technologically advanced PV solar module plants globally and has achieved annualized run rates above its nameplate capacity. To further expand our U.S. manufacturing footprint, we began construction in December 2025 of the first 2.1-gigawatt phase of our solar cell manufacturing fab in Milam County, Texas (“G2_Austin”). This facility is anticipated to begin production in the first quarter of 2027 of high-efficiency TOPCon solar cells that will be used in the PV solar modules manufactured at G1_Dallas.
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
Our unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2025 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair statement of our unaudited condensed consolidated financial statements for the periods presented. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. Our unaudited condensed consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated financial statements as of December 31, 2025. However, these unaudited condensed consolidated interim financial statements do not contain all of the footnote disclosures required in annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026.

Our unaudited condensed consolidated financial statements include the accounts of T1, its wholly owned subsidiaries and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current year’s presentation in our unaudited condensed consolidated financial statements and the accompanying notes.
Assets Held for Sale and Discontinued Operations
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024, were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. There were no reclassifications as of and for the three and six months ended June 30, 2026.
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
The results of operations for the European businesses that were reclassified from discontinued operations to continuing operations were as follows (in thousands):

	Three months ended June 30, 2025	Six months ended June 30, 2025
Operating expense
Selling, general and administrative	$740	$2,727
Impairment of intangible assets	1,410	1,410
Impairment of assets previously classified as held for sale	1,747	2,029

Other (expense) income:
Other income, net	4,561	4,704
Total other (expense) income	4,561	4,704

Net loss	$664	$(1,462)
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
Risks and Uncertainties
We are subject to those risks common to our business and industry and also those risks common to early-stage development companies. These risks include those disclosed in Part I, Item 1A, "”Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026, as well as the risks described in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 filed with the SEC on May 12, 2026 and the risk factors included in this Quarterly Report on Form 10-Q.
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

Concentration of Risks
Customer Concentration Risk
One customer accounted for approximately 100% of our total net sales for the six months ended June 30, 2026 and two customers accounted for approximately 64% and 35%, respectively, of our total net sales for the six months ended June 30, 2025. One customer accounted for 100% of our aggregate trade accounts receivable, net as of June 30, 2026 and December 31, 2025. We are substantially dependent on a single customer, and the loss of this significant customer could have a material adverse effect on the Company’s results of operations and financial condition.
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
Cash Flow Information
Cash flow activity consisted of the following (in thousands):

	Six months ended June 30,
	2026	2025
Cash payments included in operating activities:
Interest paid	$5,737	$8,376
Income taxes paid, net of refunds	—	10
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	72,107	44,668
Accrued purchases of property and equipment	37,073	36,583
Reclassification of warrants from liability classified to equity classified	2,732	—
Allowance for Credit Losses
As of June 30, 2026 and December 31, 2025, we recorded an allowance for credit losses of $5.6 million and $5.6 million, respectively, related to trade accounts receivable.
Deferred Revenue
During the six months ended June 30, 2026 and 2025, we recognized revenue related to deliveries of PV solar modules of $52.2 million and $40.2 million, respectively, that was included in deferred revenue as of the beginning of the period.
Revenue Recognition – PV Solar Module Sales
Substantially all of our revenues are from sales in the United States. As of June 30, 2026, we had entered into contracts with customers for the future sale of 5.4 gigawatts of PV solar modules. We expect to recognize sales of 1.5 gigawatts of PV solar modules during the remainder of 2026, 1.3 gigawatts during the year ended December 31, 2027, and 2.6 gigawatts thereafter through 2029, as we transfer control of the PV solar modules to the customer. These contracts are generally priced on a per-watt basis, subject to true-up adjustments, and require prepayment of 50% of the forecasted purchase price prior to the start of each quarter, with the remaining 50% due under customary 30-day payment terms upon transfer of control. These contracts may also be subject to amendments as agreed to by the parties to the contracts which may increase or decrease the volume of the PV solar modules or change delivery schedules.

Equity Investments Without Readily Determinable Fair Values
In October 2025, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with a privately held company, Talon PV, LLC (the “Issuer”). Under the terms of the SAFE, the Company provided $5.0 million in cash in exchange for the right to receive equity in the Issuer upon the occurrence of certain future events, including a qualified equity financing, liquidity event, or dissolution event. The Company evaluated the terms of the SAFE, and concluded the SAFE represents an equity interest in a privately held entity without a readily determinable fair value. As of June 30, 2026 and December 31, 2025, no observable price changes or impairment indicators were identified. Accordingly, the carrying value of the SAFE investment was $5.0 million as of both June 30, 2026 and December 31, 2025, which is included in other assets on our unaudited condensed consolidated balance sheets.

Interest Rate Swaps
The Company uses certain interest rate swap agreements to manage exposure to variability in cash flows arising from changes in interest rates on its variable‑rate debt obligations. These instruments are accounted for as derivative assets or liabilities in accordance with Accounting Standards Codification (“ASC”) 815 and recorded in the consolidated balance sheets at fair value, with changes in fair value recognized in earnings. The fair value of the interest rate swaps reflects a $0.8 million and $1.5 million unrealized gain for the three and six months ended June 30, 2026, respectively, and a $0.5 million and $0.6 million realized gain for the three and six months ended June 30, 2025, respectively, which is recognized in other income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
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

In December 2025, the FASB issued ASU 2025‑12, Codification Improvements, which includes various narrow amendments to clarify guidance, correct inconsistencies, and enhance the overall usability of the FASB Accounting Standards Codification (“ASC”). The amendments span multiple Topics, including earnings per share, leases, beneficial interests, transfers and servicing, and equity transactions, among others. The standard does not introduce new accounting models and is not expected to result in significant changes to current accounting practices for most entities. ASU 2025‑12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Amendments related to earnings per share must be applied retrospectively, while all other amendments may be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the effect of the adoption of this standard on our unaudited condensed consolidated financial statements and related disclosures.
In May 2026, the FASB issued ASU 2026-02, Environment Credits and Environment Credit Obligations (Topic 818), which establishes guidance on the recognition, measurement, presentation and disclosure requirements for environmental credits and related obligations. ASU 2026-02 is effective for annual periods beginning after December 15, 2027, and early adoption is permitted. The guidance requires adoption on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the effect of the adoption of this standard on our unaudited condensed consolidated financial statements and related disclosures.
2. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$225,562	$114,667
Spare parts	1,187	1,221
Finished goods - PV solar modules	2,024	154
Total	$228,773	$116,043
3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$196,829	$193,659
Machinery and equipment	117,242	115,029
Office equipment	8,251	7,660
Construction in progress	180,622	31,061
Property and equipment	502,944	347,409
Less: Accumulated depreciation	(72,528)	(45,107)
Property and equipment, net	$430,416	$302,302
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024, were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. Refer to Note 1 – Summary of Significant Accounting Policies for further details.
Depreciation expense was $13.6 million and $14.9 million for the three months ended June 30, 2026 and 2025, respectively, and $27.4 million and $18.4 million for the six months ended June 30, 2026 and 2025, respectively.
4. INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

Customer contracts
Balance at January 1, 2026	$180,481
Amortization	(22,700)
Balance at June 30, 2026	$157,781
Future annual amortization expense is estimated to be as follows (in thousands):

Remainder of 2026	$22,700
2027	45,400
2028	45,400
2029	44,281
Total	$157,781
5. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued inventory purchases	$51,991	$19,513
Accrued payroll and payroll related expenses	7,456	10,223
Operating lease liabilities	22,393	14,931
Other current liabilities	4,245	2,557
Total	$86,085	$47,224
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024, were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. Refer to Note 1 – Summary of Significant Accounting Policies for further details.
6. DEBT
Our debt arrangements consisted of the following (in thousands):

Loan Agreement	June 30, 2026	December 31, 2025
Production Reservation Fee - related party	65,000	65,000
Senior Secured Credit Facility	173,369	192,133
5.25% Convertible Notes due 2030	161,000	161,000
4.00% Convertible Notes due 2031	184,000	—
Total debt principal	$583,369	$418,133
Less: unamortized discount and debt issuance costs	(33,422)	(27,975)
Total debt	$549,947	$390,158
Less: current portion	49,593	46,357
Noncurrent portion	$500,354	$343,801
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

Borrowings under the Credit Agreement are secured by substantially all of our project-related assets associated with our G1_Dallas facility. Interest on amounts drawn accrues at our option of either (i) a base rate (as defined in the Credit Agreement) plus a margin of 3.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.5%.
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
5.25% Convertible Senior Notes due 2030
On December 16, 2025, the Company completed a public offering of $161.0 million aggregate principal amount of the Company’s 5.25% Convertible Senior Notes due 2030 (the “5.25% Convertible Notes due 2030”) at a public offering price of 100% of the principal amount thereof. The 5.25% Convertible Notes due 2030 are senior unsecured obligations of the Company and bear interest at a rate of 5.25% per annum from and including December 16, 2025, payable semi-annually in arrears on June 1 and December 1 of each year. The 5.25% Convertible Notes due 2030 will mature on December 1, 2030, unless earlier repurchased, redeemed or converted.
Before September 1, 2030, holders may convert their 5.25% Convertible Notes due 2030 at their option only in certain circumstances. From and after September 1, 2030, holders may convert their 5.25% Convertible Notes due 2030 at their option until the close of business on the business day immediately preceding the maturity date. The Company will settle conversions by paying and/or delivering, as applicable, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 144.3001 shares of the Company’s common stock per $1,000 principal amount of the 5.25% Convertible Notes due 2030, which is equivalent to an initial conversion price of approximately $6.93 per share of common stock. If a “make-whole fundamental change” (as defined in the indenture governing the 5.25% Convertible Notes due 2030) occurs, or if the Company calls a holder’s 5.25% Convertible Notes due 2030 for redemption, then the Company will in certain circumstances increase the conversion rate for a specified period of time for holders who convert their 5.25% Convertible Notes due 2030 in connection with that make-whole fundamental change, or who convert their 5.25% Convertible Notes due 2030 that are called for such redemption. As the Company has the option to settle in shares, these shares are considered potentially dilutive for the calculation of diluted earnings per share.
The 5.25% Convertible Notes due 2030 will be redeemable in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after December 6, 2028, and prior to the 41st scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock equals or exceeds 130% of the conversion price for the 5.25% Convertible Notes due 2030 on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 5.25% Convertible Notes due 2030 unless at least $50.0 million aggregate principal amount of 5.25% Convertible Notes due 2030 are outstanding.
We recorded $2.5 million and $5.0 million in interest expense on the 5.25% Convertible Notes due 2030 for the three and six months ended June 30, 2026, respectively, which includes $2.1 million and $4.2 million of contractual interest and $0.4 million and $0.8 million of amortization of debt issuance costs for the three and six months ended June 30, 2026, respectively. The carrying amount of the 5.25% Convertible Notes due 2030 as of June 30, 2026 was $153.8 million, which includes $7.2 million unamortized debt issuance costs. The 5.25% Convertible Notes due 2030 are governed by customary terms and covenants, which we were in compliance with through the date of this Report.
4.00% Convertible Senior Notes due 2031
On April 17, 2026, the Company completed a public offering of $184.0 million aggregate principal amount of the Company’s 4.00% Convertible Senior Notes due 2031 (the “4.00% Convertible Notes due 2031”) at a public offering price of 100% of the principal amount thereof. The 4.00% Convertible Notes due 2031 are senior unsecured obligations of the Company and bear interest at a rate of 4.00% per annum from and including April 17, 2026, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The 4.00% Convertible Notes due 2031 will mature on April 15, 2031, unless earlier repurchased, redeemed or converted.
Before January 15, 2031, holders may convert their 4.00% Convertible Notes due 2031 at their option only in certain circumstances. At any time from, and including, January 15, 2031, holders may convert their 4.00% Convertible Notes due 2031 at their option until the close of business on the business day immediately preceding the maturity date. The Company will settle conversions by paying and/or delivering, as applicable, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 146.9724 shares of the Company’s common stock per $1,000 principal amount of the 4.00% Convertible Notes due 2031, which is equivalent to an initial conversion price of approximately $6.80 per share of common stock. If a “make-whole fundamental change” (as defined in the indenture governing the 4.00% Convertible Notes due 2031) occurs, or if the Company calls a holder’s 4.00% Convertible Notes due 2031 for redemption, then the Company will in certain circumstances increase the conversion rate for a specified period of time for holders who convert their 4.00% Convertible Notes due 2031 in connection with that make-whole fundamental change, or who convert their 4.00% Convertible Notes due 2031 that are called for such redemption. As the Company has the option to settle in shares, these shares are considered potentially dilutive for the calculation of diluted earnings per share.
The 4.00% Convertible Notes due 2031 will be redeemable in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after April 20, 2029, and prior to the 41st scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock equals or exceeds 130% of the conversion price for the 4.00% Convertible Notes due 2031 on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 4.00% Convertible Notes due 2031 unless at least $50.0 million aggregate principal amount of 4.00% Convertible Notes due 2031 are outstanding.
We recorded $1.9 million in interest expense on the 4.00% Convertible Notes due 2031 for the three and six months ended June 30, 2026, respectively, which includes $1.5 million of contractual interest and $0.4 million of amortization of debt issuance costs for the three and six months ended June 30, 2026, respectively. The carrying amount of the 4.00% Convertible Notes due 2031 as of June 30, 2026 was $175.2 million, which includes $8.8 million unamortized debt issuance costs. The 4.00% Convertible Notes due 2031 are governed by customary terms and covenants, which we were in compliance with through the date of this Report.
Interest Rates
As of June 30, 2026, our debt borrowing rates were as follows:

Loan Agreement	Interest Rate	Effective Interest Rate
Production Reservation Fee - related party	—%	4.1%
Senior Secured Credit Facility	SOFR plus 2.50%	7.2%
5.25% Convertible Notes due 2030	5.25%	6.3%
4.00% Convertible Notes due 2031	4.00%	4.1%
Schedule of Principal Maturities of Debt
The aggregate maturities of long-term debt as of June 30, 2026, were as follows (in thousands):

Remainder of 2026	$27,593
2027	51,578
2028	71,951
2029	87,247
2030	161,000
Thereafter	184,000
Total	$583,369
7. LEASES
Our operating leases primarily consist of our G1_Dallas solar module facility in Wilmer, Texas, our G2_Austin solar cell manufacturing in Rockdale, Texas, storage facility in Baytown, Texas, and our corporate office space in Austin, Texas. The aforementioned Baytown facility and our corporate offices were added during the three months ended June 30, 2026 and included in the disclosures herein. In Norway, we also lease office space for the administration of our Norwegian operations and related European assets and the Customer Qualification Plant, which includes support facilities. We also lease other office spaces to support additional personnel in various jurisdictions. We have short-term leases for which we elected to apply the short-term lease exemption to leases with a term of twelve months or less, and accordingly, have not recognized a right-of-use asset or lease liability. We have no other leases that are presented as continuing operations.
During the year ended December 31, 2025, certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024, were reclassified to held and used as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. Refer to Note 1 - Summary of Significant Accounting Policies for further details.
Our right-of-use asset under operating leases and lease liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Assets
Right-of-use asset under operating leases	$218,320	$151,166

Liabilities:
Accrued liabilities and other (short-term)	$22,393	$14,931
Operating lease liability (long-term)	206,161	143,534
Total lease liabilities	$228,554	$158,465
Operating lease expense was $6.3 million and $11.4 million for the three and six months ended June 30, 2026, respectively.
The remaining minimum lease payments due on our long-term leases as of June 30, 2026 are as follows (in thousands):

Remaining 2026*	$10,893
2027	25,678
2028	25,534
2029	25,922
2030	26,670
2031	27,136
Thereafter	245,965
Total undiscounted lease payments	$387,798
Less: Imputed interest	(157,144)
Present value of lease liabilities	$230,654
*Excludes $2.1 million of lease incentives to be received.
Weighted-average remaining lease term and discount rate were as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	13.8	14.7
Weighted-average discount rate	7.5%	7.1%
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and if such loss or a range of losses is estimable, often involves significant judgment, including estimates and assumptions about future events. To the knowledge of our management, as of June 30, 2026, there are no material litigation, claims, or actions currently pending against us, any of our officers, or directors in their capacity as such, or against any of our property except as described below.
On June 5, 2025, July 1, 2025 and July 31, 2025, we received notices from U.S. Customs and Border Protection (“CBP”) relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination (the “Notices”). We have engaged with CBP on these Notices and explained why we believe they were without legal or factual merit. In March and April 2026, we received bills from CBP for alleged duties on goods imported in 2024 by the same entity acquired in the Trina Business Combination. These bills relate to the same entries covered by some of the Notices and appear to be rooted in the same erroneous reasoning as those Notices. The Company is engaging with CBP, through outside counsel, to correct what it believes is the erroneous application of duties, including through an administrative protest with CBP filed on June 10, 2026. We are not required to pay the billed duties while pursuing this process. It is not possible at this time to predict the duration, outcome, or impact of these matters, which the Company maintains would ultimately be subject to indemnification pursuant to the Trina Business Combination.
In April 2026, CBP launched a program allowing importers to submit claims for refunds of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Two months before the launch of this program, the U.S. Supreme Court declared these tariffs invalid. The Company has incurred IEEPA tariffs and has submitted claims for refunds of $33.5 million. During the three and six months ended June 30, 2026, we concluded that the realization of $24.4 million of our claims was probable, as defined under ASC 450-20 and recognized this amount as a reduction to Cost of sales. Additionally, we recognized $0.9 million as interest income within Other income, net and the offsetting receivable within Other current assets. We recognize tariff refunds when they become probable, as defined under ASC 450-20, under the loss recovery model. While a favorable resolution of the remaining claims could positively impact results of operations in future periods, the timing and ultimate realization of these remaining refunds continues to be subject to significant uncertainty.
In November 2025, the Company and a Company executive and Board member (the “Individual”) received grand jury subpoenas from the Department of Justice (“DOJ”), which requested the production of documents relating to the sale of the Company’s stock in the second half of 2023 on account of the Individual, who was a director of the Company at that time. Shortly thereafter, the Company received a voluntary document request from the SEC seeking similar information. The Company believes that the relevant trades relate to stock that the Individual pledged as collateral against a personal loan, which was approved in accordance with the Company’s insider trading policy. The Company is cooperating with both the DOJ and SEC, and it is not possible at this time to predict the duration, outcome or impact of such matters.
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
First Solar, Inc. initiated patent infringement proceedings in early 2026 against numerous companies in the solar industry, including a district court proceeding against T1 Energy Inc. and T1 G1 Dallas Midco Inc., alleging that such companies are and have been willfully infringing U.S. Patent No. 9,130,074 (the “’074 Patent”) by, among other actions, importing certain solar cells. Separately, also in early 2026, the International Trade Commission published a Notice of Receipt of Complaint filed by First Solar, Inc. alleging that multiple proposed respondents, including T1 Energy Inc. and T1 G1 Dallas Solar Module LLC, are knowingly and intentionally infringing the ’074 Patent by, among other actions, importing certain solar cells. In that proceeding, First Solar Inc. has requested that the International Trade Commission issue a general exclusion order prohibiting the importation of products that infringe the ’074 Patent, which First Solar, Inc. alleges includes TOPCon solar cells, as well as cease-and-desist orders to all respondents with respect to the importation, sale, marketing, or distribution of such products. On March 31, 2026, the district court stayed its proceedings, at First Solar’s request, until the conclusion of the International Trade Commission investigation. The International Trade Commission hearing is scheduled to commence on February 16, 2027. We contest the allegations by First Solar, Inc. and will vigorously defend against them and pursue all legal remedies available to the Company.
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
9. WARRANTS
Public, Private and Penny Warrants
As of June 30, 2026, we had 24.6 million warrants outstanding (the “Warrants”), consisting of 16.3 million public warrants (the “Public Warrants”) and 8.3 million private warrants (the “Private Warrants”). As of December 31, 2025, we had 31.6 million warrants outstanding, consisting of 14.7 million Public Warrants, 9.9 million Private Warrants and penny warrants to purchase 7.0 million shares of common stock (the “Penny Warrants”).
The Public Warrants and Private Warrants entitled the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants and Private Warrants expired on July 9, 2026.
The Public Warrants were callable for redemption once they became exercisable, in whole and not in part, at a price of $0.01 per Public Warrant, upon at least 30 days prior written notice of redemption to each Public Warrant holder, and if, and only if, the reported last sales price of our common stock equaled or exceeded $18.00 per share for each of 20 trading days within the 30 trading-day period ending on the third trading day before the date on which we would have sent the notice of redemption to the Public Warrant holders. We determined that the Public Warrants were equity classified as they were indexed to our common stock and qualified for classification within stockholders’ equity. As such, the Public Warrants are presented as part of additional paid-in capital on our unaudited condensed consolidated balance sheets.

The Private Warrants were identical to the Public Warrants, except that so long as they were held by a certain holder or any of its permitted transferees, the Private Warrants: (i) may have been exercised for cash or on a cashless basis and (ii) were not redeemable by us. We determined that the Private Warrants were not considered indexed to our common stock as the holder of the Private Warrants affected the settlement amount and thus, they were liability classified. As of June 30, 2026, and December 31, 2025, the Private Warrants were presented as derivative liabilities on our unaudited condensed consolidated balance sheets.
If Private Warrants were sold or transferred to another party that is not the specified holder or any of its permitted transferees, the Private Warrants became Public Warrants and qualified for classification within stockholders’ equity at the fair value on the date of the transfer. See Note 11 – Fair Value Measurement for more details regarding fair value.
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
10. REDEEMABLE PREFERRED STOCK, ANTI-DILUTION RIGHTS, AND SHARE PURCHASE AGREEMENT
Redeemable Preferred Stock
As of June 30, 2026, 1.6 million shares of Series B Convertible Non-Voting Preferred Stock (“Series B Preferred Stock) and 5.0 million shares of Series B-1 Convertible Non-Voting Preferred Stock (“Series B-1 Preferred Stock” and, together with the Series B Preferred Stock, the “Preferred Stock”) were issued and outstanding. Each share of Series B Preferred Stock and Series B-1 Preferred Stock has a par value of $0.01 per share and a stated liquidation preference of $10.00 per share, for aggregate liquidation preferences of $16.0 million and $50.0 million, respectively.
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
If not converted by the holder into the Company’s common stock, we are required to redeem the Series B Preferred Stock and Series B-1 Preferred Stock at maturity at $10.00 per share plus any accrued and unpaid dividends. The Series B Preferred Stock and Series B-1 Preferred Stock rank senior to the common stock but junior to all debt obligations of the Company and have a liquidation preference equal to $10.00 per share of Series B Preferred Stock and Series B-1 Preferred Stock plus accrued but unpaid dividends. The Series B Preferred Stock and Series B-1 Preferred Stock carry 6% cash dividends payable in arrears (i) on the dividend date 18 months after the issuance date and (ii) every six months after such dividend payment date. For the six months ended June 30, 2026, we recognized $2.0 million of accumulated and unpaid dividends on Series B Preferred Stock and Series B-1 Preferred Stock.
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
Anti-Dilution Right
In connection with the Trina Business Combination, and pursuant to the Transaction Agreement, we provided Trina Solar the right (“Anti-Dilution Right”), but not the obligation, to acquire a number of shares of our common stock so that Trina Solar’s proportionate ownership of our common stock after the conversion of the Preferred Stock will be the same as before the conversion at a price equal to $1.70 per share of our common stock or otherwise equal to the price for the conversion of Preferred Stock. We determined that the Anti-Dilution Right was a freestanding financial instrument and classified it within Other long-term liabilities on our unaudited condensed consolidated balance sheets, initially recorded at fair value. The Anti-Dilution Right is subsequently revalued until anti-dilution shares are issued or when the Anti-Dilution Right expires on December 23, 2027, with changes in fair value for each reporting period recognized in derivative liabilities fair value adjustment.
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
Share Purchase Agreement
On November 6, 2024, the Company and an investor who is a significant shareholder of Trina Solar, entered into a share purchase agreement (“Share Purchase Agreement”) pursuant to which the investor subscribed to purchase a total of $14.8 million of common stock for $1.05 per share. We recognized the Share Purchase Agreement as a derivative liability on our unaudited condensed consolidated balance sheets and initially recorded it at fair value. The Share Purchase Agreement is subsequently revalued with changes in fair value for each reporting period recognized in derivative liabilities fair value adjustment. The Share Purchase Agreement derivative liabilities fair value adjustment recorded on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025, was a loss of $0.8 million and $14.1 million, respectively.
On September 10, 2025, the Company and the investor entered into a termination letter agreement (“Termination Letter”) pursuant to which the Share Purchase Agreement was terminated in exchange for $5.0 million and the issuance of 7.0 million Penny Warrants. Refer to Note 9 – Warrants for further discussion on the Penny Warrants.
11. FAIR VALUE MEASUREMENT
Financial liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$478	$—	$478	$—	$—	$—	$—
Liabilities:
Anti-dilution Right	$—	$—	$31,292	$31,292	$—	$—	$45,754	$45,754
Private Warrants	—	—	1,352	1,352	—	—	11,661	11,661
Interest rate swaps	—	—	—	—	—	1,059	—	1,059
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
The fair value of interest rate swaps is determined using valuation models that incorporate observable market inputs including interest rate yield curves and credit spreads and is classified within Level 2 of the fair value hierarchy. Changes in the fair value of interest rate swaps are recognized in other (expense) income, net in our unaudited condensed consolidated statements of operations and comprehensive loss. Interest rate swap assets are presented as other long-term assets and interest rate swap liabilities are presented as other long-term liabilities on our unaudited condensed consolidated balance sheets.
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate their respective fair values due to the short-term maturities of these instruments.
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
The fair value of the Anti-Dilution Right was determined using this approach, exercise prices of $1.70 and $1.90 and a share price of $9.48 as of June 30, 2026, and an exercise price of $1.70 and $1.90 and a share price of $6.68 as of December 31, 2025. A decrease in the risk-free interest rate, and an increase in each of the expected term or expected volatility, in isolation, would increase the fair value measurement, while an increase in the risk-free interest rate, and a decrease in each of the expected term or expected volatility would decrease the fair value measurement of the Anti-Dilution Right.
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
The fair value of the Private Warrants was determined using this approach, an exercise price of $11.50, and a share price of $9.48 as of June 30, 2026, and $6.68 as of December 31, 2025. A decrease in the risk-free interest rate, and an increase in each of the expected term or expected volatility, in isolation, would increase the fair value measurement, while an increase in the risk-free interest rate, and a decrease in each of the expected term or expected volatility would decrease the fair value measurement of the Private Warrants.
Rollforward of Level 3 Fair Value Instruments
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

	Six months ended June 30, 2026
	Anti-Dilution Right	Private Warrants
Balance (beginning of period)	$45,754	$11,661
Fair value measurement adjustments	(14,462)	(7,577)
Reclassification to Public Warrants	—	(2,732)
Balance (end of period)	$31,292	$1,352
12. STOCKHOLDERS' EQUITY
Common Stock
On June 17, 2026, we amended our amended and restated certificate of incorporation to increase our authorized shares of common stock to 1.0 billion shares with a par value of $0.01 per share. As of June 30, 2026, 1.0 billion shares of common stock were authorized with a par value of $0.01 per share and 280.6 million shares of common stock were outstanding. Holders of common stock are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors (the “Board”). From inception to June 30, 2026, we have not declared any dividends.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the T1 Energy Inc. 2021 Equity Incentive Plan (as amended and restated as of April 22, 2024) (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees, and they are not typically forfeited for directors. Generally, our RSUs are equity-classified awards, as they are share settled. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price. As of June 30, 2026, a total of 34.9 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
During the six months ended June 30, 2026, 0.3 million options were granted, 1.1 million options were exercised, 0.7 million options were cancelled or forfeited, 4.4 million RSUs were granted, 0.1 million RSUs were forfeited, and 2.4 million RSUs vested.

13. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on our best estimate of our effective income tax rate expected to be applicable for the full fiscal year. Our effective income tax rate was (2)% and 19% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the tax rate is due to changes in the valuation allowance and state income tax effects. For the six months ended June 30, 2026, the Company’s effective income tax rate differed from the U.S. statutory rate of 21% primarily due to non-deductible fair value changes and changes in valuation allowance. For the six months ended June 30, 2025, the Company’s effective income tax rate differed from the U.S. statutory rate of 21% primarily due to non-deductible fair value changes. As of June 30, 2026 and December 31, 2025, we did not have any uncertain tax positions.
14. RELATED PARTY TRANSACTIONS
Board Consulting Agreements
During the three and six months ended June 30, 2026 and 2025, we engaged two members of the Board under consulting agreements, one of whom has since ceased to serve on the Board. During the three and six months ended June 30, 2026, the expenses incurred for these consulting services were $0.1 million and $0.3 million, respectively, and during the three and six months ended June 30, 2025, the expenses incurred for these consulting services were $0.2 million and $0.4 million, respectively. These expenses are recognized as general and administrative expenses within our unaudited condensed consolidated statements of operations and comprehensive loss. Additionally, one board member shall receive restricted stock units with a grant date fair market value of $0.3 million if the Company signs a definitive agreement related to a significant merger and acquisition transaction.
Trina Group
We have related party balances and transactions with Trina Solar and its affiliates (the “Trina Group”) as a result of the Trina Business Combination and through the normal course of business.
PV solar module gross sales of $261.5 million and $450.2 million to the Trina Group are presented as net sales - related party for the three and six months ended June 30, 2026, respectively. Net sales - related party for the three and six months ended June 30, 2026, are reduced for amortization of $11.4 million and $22.7 million, respectively, for the intangible asset related to a favorable acquired customer contract that was recorded as part of purchase accounting for the Trina Business Combination. PV solar module gross sales of $77.7 million and $142.3 million to the Trina Group are presented as net sales - related party for the three and six months ended June 30, 2025, respectively. Net sales - related party for the three and six months ended June 30, 2025, are reduced for amortization of $11.3 million and $22.5 million, respectively, for the intangible asset related to a favorable acquired customer contract that was recorded as part of purchase accounting for the Trina Business Combination.
Deferred revenue from offtake agreements with the Trina Group was $150.4 million and $56.7 million as of June 30, 2026 and December 31, 2025, respectively. The Company has agreements with the Trina Group to supply certain materials and components used in our PV solar module production, provide operational support and sales agency and aftermarket services. Total purchases from Trina Group under the supply agreements were $428.1 million and $87.0 million for the six months ended June 30, 2026 and 2025, respectively.
For the three and six months ended June 30, 2026 we incurred $10.1 million and $18.6 million, respectively, in costs which were presented as selling, general and administrative expenses. For the three and six months ended June 30, 2025 we incurred $21.8 million and $27.9 million, respectively, in costs which were presented as selling, general and administrative expense.
Accounts receivable, accrued liabilities, and accounts payable with the Trina Group consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable due from related parties	98,645	84,481
Accrued liabilities due to related parties	99,327	67,602
Accounts payable due to related parties	26,409	95,152
Additionally, we have a debt obligation to Trina Group for the Production Reservation Fee and we have provided Trina Group with the Anti-Dilution Right and Capital Raising Anti-Dilution Right as further described in Note 6 – Debt and Note 10 – Redeemable Preferred Stock, Anti-Dilution Right, and Share Purchase Agreement.

Other
During 2025, we also entered into a contract with Pareto Securities AS, of which the son of Einar Kilde, our former Chief Development Officer, is an equity partner, to act as a broker with respect to the sale of certain assets held in our European business and to perform valuation services of those assets. During the three and six months ended June 30, 2025, we paid less than $0.1 million in retainer fees to Pareto Securities AS with no comparable amounts in 2026. Additionally, Pareto Securities AS shall receive a minimum broker fee of $0.8 million if there is a completed sale, which is subject to increase based on certain conditions as outlined in the contract. The retainer fee shall be deductible from the broker fee.
15. NET LOSS PER SHARE
The Company’s basic net loss per share for the three and six months ended June 30, 2026 and 2025, was computed by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding.
No dividends were declared or paid for the three and six months ended June 30, 2026 and 2025.
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
The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(36,927)	$(31,184)	$(33,025)	$(37,445)
Net loss from discontinued operations, net of tax	(6,609)	(725)	(30,930)	(10,703)
Net loss	$(43,536)	$(31,909)	$(63,955)	$(48,148)
Preferred stock dividends and accretion	(990)	(891)	(1,980)	(1,782)
Net loss attributable to common stockholders	$(44,526)	$(32,800)	$(65,935)	$(49,930)
Denominator:
Weighted average shares of common stock outstanding - basic	280,129	155,938	279,282	155,936
Effect of dilutive securities	—	—	—	—
Weighted average ordinary shares outstanding - diluted	280,129	155,938	279,282	155,936
Net loss per share attributable to common stockholders:
Net loss per share from continuing operations - basic and diluted	$(0.14)	$(0.21)	$(0.13)	$(0.25)
Net loss per share from discontinued operations, net of tax - basic and diluted	(0.02)	—	(0.11)	(0.07)
Net loss per share - basic and diluted	$(0.16)	$(0.21)	$(0.24)	$(0.32)

The outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Redeemable preferred stock (on an as converted basis)	37,157	20,629	37,157	20,629
5.25% Convertible Notes due 2030	23,232	—	23,232	—
4.00% Convertible Notes due 2031	27,043	—	27,043	—
Convertible note - related party	—	12,521	—	12,521
Share purchase agreement	—	14,050	—	14,050
Public Warrants	16,331	14,675	16,331	14,675
Private Warrants	8,294	9,950	8,294	9,950
EDGE warrants	—	687	—	687
Options	4,792	8,459	4,792	8,459
RSUs	9,277	6,622	9,277	6,622
Total	126,126	87,593	126,126	87,593
16. DISCONTINUED OPERATIONS
In 2024, we determined that the assets of our European businesses and our Coweta County, Georgia, business met the criteria for classification as held for sale. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on the Company’s operations and financial results. As of June 30, 2026, the remaining assets, other than certain amounts reclassified to held and used, continue to meet the criteria for classification as held for sale. Refer to Note 1 – Summary of Significant Accounting Policies for further details. The historical results of the businesses that continue to meet the criteria for held for sale are classified as discontinued operations for all periods presented herein.
On February 15, 2025, we completed the sale of our land in Coweta County, Georgia, for $50.0 million and concurrently repaid a government grant of $20.0 million, which resulted in a $5.7 million gain for the six months ended June 30, 2025, which was recorded in other income, net in our unaudited condensed consolidated statement of operations and comprehensive loss. As of June 30, 2026 and December 31, 2025, $7.0 million of repayable government grants for the project were classified within current liabilities of discontinued operations on our unaudited condensed consolidated balance sheets.
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
As of June 30, 2026, certain of our European business assets remain unsold and continue to be held for sale. The historical results of this business are classified as discontinued operations in our unaudited condensed consolidated financial statements. Due to the terms of the Transaction Agreement that require us to sell our European business, we have accrued estimated fees of $41.2 million and $26.8 million as of June 30, 2026 and December 31, 2025, respectively.

Details of net loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Costs and expenses
General and administrative	$610	$2,692	$1,182	$5,677
Restructuring charge	—	—	—	1,092
Share of net loss of equity method investee	—	—	—	425
Total costs and expenses	610	2,692	1,182	7,194

Loss from discontinued operations	(610)	(2,692)	(1,182)	(7,194)
Gain on disposal of property and equipment	—	—	—	5,675
Other (expense) income, net	(5,999)	382	(14,390)	(9,896)
Change in valuation allowance	—	1,585	(15,358)	2,230
Loss from discontinued operations before income taxes	(6,609)	(725)	(30,930)	(9,185)
Income tax benefit (expense)	—	—	—	(1,518)
Net loss from discontinued operations, net of tax	$(6,609)	$(725)	$(30,930)	$(10,703)
Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
Details of the assets and liabilities of discontinued operations classified as held for sale in our unaudited condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2026	December 31, 2025
Other current assets	$117	$—
Property and equipment, net	6,614	18,046
Right-of-use asset under operating leases	498	1,372
Current assets of discontinued operations	$7,229	$19,418

Accounts payable	$147	$102
Accrued liabilities and other	42,479	28,035
Operating lease liability	12,404	12,401
Other current liabilities	7,000	7,000
Current liabilities of discontinued operations	$62,030	$47,538
The cash flows related to discontinued operations have not been segregated and are included in our unaudited condensed consolidated statements of cash flows. Cash flow and non-cash information for the discontinued operations are as follows (in thousands):

	Six months ended June 30,
	2026	2025
Capital expenditures	—	2,674
Proceeds from the return of property and equipment deposits	—	1,202
Change in valuation allowance	15,358	2,230

17. SEGMENTS
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
The measure of segment assets is reported on our unaudited condensed consolidated balance sheets as total assets. We do not have intra-entity transactions. Segment results are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total net sales	$250,128	$132,767	$427,775	$186,219
Less(1):
Cost of sales	201,031	100,006	349,594	135,677
Selling, general and administrative	71,878	62,712	123,467	106,091
Interest expense	6,726	8,045	12,890	17,898
Other segment items(2)	6,639	(833)	(25,710)	(27,510)
Income tax (benefit) expense	781	(5,979)	559	(8,492)
Net loss from continuing operations	$(36,927)	$(31,184)	$(33,025)	$(37,445)
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
Within our single segment, total expenditures for additions to long-lived assets were $97.7 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and $155.1 million and $29.7 million for the six months ended June 30, 2026 and 2025, respectively.
18. SUBSEQUENT EVENTS
On June 2, 2026, we entered into a definitive agreement to acquire KORE Power, Inc., an established engineering-focused Battery Energy Storage Systems (BESS) and software solutions provider (“KORE”). This transaction closed on July 1, 2026. The purchase enterprise value for the transaction consists of approximately $32.0 million of equity, cash, and assumption of debt, including approximately $9.6 million of closing consideration to be paid in common stock of the Company (subject to certain purchase price adjustments). The approximate closing consideration was initially calculated on June 2, 2026 and assumed (a) $13.1 million of debt to be settled at or prior to closing and (b) $4.5 million of a pre-existing note receivable KORE owed to the Company. Subsequently, we lent an additional $4.1 million to KORE, prior to closing. Therefore, at closing, the note receivable from KORE to the Company was $8.6 million. The transaction also includes a total potential $9.6 million earn-out for fiscal years 2026 and 2027 payable in common stock of the Company, subject to certain performance metrics, plus a potential $5.5 million paid in common stock of the Company if a certain receivable has been paid to KORE by the payment date for the 2026 earn-out amount (regardless of if the 2026 earn-out is payable). Due to the proximity of the acquisition date and our filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, the initial accounting for the business combination is incomplete. Accordingly, we are unable to disclose the allocation of purchase consideration amount to the assets acquired and liabilities assumed.
On July 9, 2026, our Public and Private Warrants expired. On July 10, 2026, the New York Stock Exchange filed a Form 25 to delist the Company's warrants ("TE WS") and remove such securities from registration under Section 12(b) of the Exchange Act.
On July 27, 2026, T1 G1 Dallas Solar Module LLC, a wholly owned subsidiary of the Company (the “Borrower”), entered into that certain Waiver, Consent and Amendment No. 8 to Credit Agreement (the “Eighth Amendment”), by and among the Borrower, the lenders party thereto and HSBC Bank USA, N.A., as administrative and collateral agent, which amends that the Credit Agreement. The Eighth Amendment, among other things, (i) amends the Credit Agreement to modify or remove certain requirements relating to Trina Solar Energy Development Pte. Ltd’s (“TED”) (x) ownership of the Company’s common stock and (y) maintenance of directors appointed by TED on the Company’s board of directors and (ii) provide certain waivers and consents by the requisite lenders relating to the foregoing. The Eighth Amendment became effective upon the closing of the offering of the Company’s 4.75% Convertible Notes due 2031 (as defined herein).

On July 28, 2026 we acquired certain solar patents and other intellectual property rights from Evervolt Green Energy Holding Pte Ltd. (“Evervolt”) for total consideration of $135.0 million. We paid $2.0 million on July 27, 2026 in cash and the remaining purchase price is paid or payable by the Company in four tranches: (i) $60.0 million, which was paid in shares of common stock of the Company on July 31, 2026; (ii) $25.0 million, payable on September 30, 2026; (iii) $30.0 million, payable on October 15, 2026; and (iv) $18.0 million, payable on October 30, 2026.
Each of the remaining tranches are payable, at the Company’s election, (a) in cash, (b) by the issuance of our common stock, pursuant to the terms of the agreement with Evervolt, or by a mutually agreed-to ratio of (a) and (b).
On July 31, 2026, we completed a private placement of $120.0 million aggregate principal amount of the Company’s 4.75% Convertible Senior Notes due 2031 (the “4.75% Convertible Notes due 2031”) to certain qualified institutional buyers.
The 4.75% Convertible Notes due 2031 are senior unsecured obligations of the Company and bear interest of 4.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The 4.75% Convertible Notes due 2031 will mature on August 1, 2031, unless earlier repurchased, redeemed or converted.

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
We are one of the leading solar manufacturing companies in the United States, primarily selling into the utility-scale market, the largest solar market segment in the U.S. We produce PV solar modules that employ highly energy efficient Passivated Emitter and Rear Contact and Tunnel Oxide Passivated Contact (“TOPCon”) technologies. Our PV solar module manufacturing facility operating in Wilmer, TX (“G1_Dallas”) has a total annual nameplate production capacity of five gigawatts. We believe our facility is one of the most technologically advanced PV solar module plants globally and has achieved annualized run rates above its nameplate capacity. To further expand our U.S. manufacturing footprint, we began construction in December 2025 of the first 2.1-gigawatt phase of our solar cell manufacturing fab in Milam County, Texas (“G2_Austin”). This facility is anticipated to begin production in the first quarter of 2027 of high-efficiency TOPCon solar cells that will be used in the PV solar modules manufactured at G1_Dallas.
Recent Developments
For the three and six months ended June 30, 2026, we recognized total net sales of $250.1 million and $427.8 million, respectively. Additionally, we ended the second quarter with cash, cash equivalents, and restricted cash of $156.4 million.
On April 17, 2026, we completed a public offering of $184.0 million aggregate principal amount of the Company’s 4.00% Convertible Senior Notes due 2031 (the “4.00% Convertible Notes due 2031”), which included $24.0 million aggregate principal amount of 4.00% Convertible Notes due 2031, pursuant to the underwriters’ option to cover over-allotments.
The 4.00% Convertible Notes due 2031 are senior unsecured obligations of the Company and bear interest of 4.00% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The 4.00% Convertible Notes due 2031 will mature on April 15, 2031, unless earlier repurchased, redeemed or converted.
On June 2, 2026, we entered into a definitive agreement to acquire KORE Power, Inc., an established engineering-focused Battery Energy Storage Systems (BESS) and software solutions provider (“KORE”). This transaction closed on July 1, 2026. The purchase enterprise value for the transaction consists of approximately $32.0 million of equity, cash, and assumption of debt, including approximately $9.6 million of closing consideration to be paid in common stock of the Company (subject to certain purchase price adjustments). The approximate closing consideration was initially calculated on June 2, 2026 and assumed (a) $13.1 million of debt to be settled on or prior to closing and (b) $4.5 million of a pre-existing note receivable KORE owed to the Company. Subsequently, we lent an additional $4.1 million to KORE, prior to closing. Therefore, at closing, the note receivable from KORE to the Company was $8.6 million. The pre-existing note receivable is expected to be reduced to zero as part of purchase accounting. The transaction also includes a total potential $9.6 million earn-out for fiscal years 2026 and 2027 payable in common stock of the Company, subject to certain performance metrics, plus a potential $5.5 million paid in common stock of the Company if a certain receivable has been paid to KORE by the payment date for the 2026 earn-out amount (regardless of if the 2026 earn-out is payable).
On July 9, 2026, our Public and Private Warrants expired. On July 10, 2026, the New York Stock Exchange filed a Form 25 to delist the Company's warrants ("TE WS") and remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended.
On July 27, 2026, T1 G1 Dallas Solar Module LLC, a wholly owned subsidiary of the Company (the “Borrower”), entered into that certain Waiver, Consent and Amendment No. 8 to Credit Agreement (the “Eighth Amendment”), by and among the Borrower, the lenders party thereto and HSBC Bank USA, N.A., as administrative and collateral agent (in such capacity, the “Agent”), which amends the senior secured credit agreement governing our $235.0 million senior secured credit facility with a consortium of banks, with HSBC Bank USA, N.A. serving as Agent (as amended, the “Credit Agreement”). The Eighth Amendment, among other things, (i) amends the Credit Agreement to modify or remove certain requirements relating to Trina Solar Energy Development Pte. Ltd’s (“TED”) (x) ownership of the Company’s common stock and (y) maintenance of directors appointed by TED on the Company’s board of directors and (ii) provide certain waivers and consents by the requisite lenders relating to the foregoing. The Eighth Amendment became effective upon the closing of the offering of the Company’s 4.75% Convertible Notes due 2031 (as defined herein).

On July 28, 2026 we acquired certain solar patents and other intellectual property rights from Evervolt Green Energy Holding Pte Ltd. (“Evervolt”) for total consideration of $135.0 million. We paid $2.0 million on July 27, 2026 in cash and the remaining purchase price is paid or payable by the Company in four tranches: (i) $60.0 million, which was paid in shares of common stock of the Company on July 31, 2026; (ii) $25.0 million, payable on September 30, 2026; (iii) $30.0 million, payable on October 15, 2026; and (iv) $18.0 million, payable on October 30, 2026.
Each of the remaining tranches are payable, at the Company’s election, (a) in cash, (b) by the issuance of our common stock pursuant to the terms of the agreement with Evervolt, or by a mutually agreed-to ratio of (a) and (b).
On July 31, 2026, we completed a private placement of $120.0 million aggregate principal amount of the Company’s 4.75% Convertible Senior Notes due 2031 (the “4.75% Convertible Notes due 2031”) to certain qualified institutional buyers.
The 4.75% Convertible Notes due 2031 are senior unsecured obligations of the Company and bear interest of 4.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The 4.75% Convertible Notes due 2031 will mature on August 1, 2031, unless earlier repurchased, redeemed or converted.
Regulatory and macroeconomic updates
Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, the United States has recently announced changes to its global trade policy, including significant tariffs on imports from China, Vietnam, Mexico, Canada, and other countries. These actions, and retaliatory tariffs imposed by other countries on U.S. goods and exports, have led to significant volatility and uncertainty in global markets. Additionally, the One Big Beautiful Bill Act (“OBBBA”) introduced new restrictions on equity and debt ownership, material assistance, operational contracts and intellectual property arrangements with Foreign-Influenced Entities (“FIEs”) and/or Specified Foreign Entities (“SFEs”) (collectively, Prohibited Foreign Entities (“PFEs”) and referred to as Foreign Entities of Concern (“FEOC”)) designed to prevent such entities from accessing tax credits available under the Inflation Reduction Act of 2022 (the “IRA”). The Company recognizes compliance with these provisions of the OBBBA as a significant regulatory and business priority, and we are focused and actively working to ensure we maintain compliance with these provisions to allow us and our customers to retain the availability of tax credits in the future.
On December 30, 2025, we announced a series of transactions intended to allow us to continue our eligibility for 45X Tax Credits (as defined herein) in 2026 and beyond (referred to as the “FEOC Restructuring”). In this update, we detailed our actions designed to facilitate compliance with the following requirements:
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
•Intellectual Property: We previously licensed certain patents and other intellectual property from Trina Solar. Trina Solar later sold that intellectual property to Evervolt and as a result we licensed the intellectual property from Evervolt. After conducting customary diligence on Evervolt, we believe that Evervolt is not an SFE. As described further above, on July 28, 2026 we acquired such patents and other intellectual property rights from Evervolt.
•Material Assistance: After conducting supply chain diligence, we have purchased solar cells for use in a portion of our PV solar modules to be produced in 2026 from suppliers that have provided certifications of its non-PFE (“MA Compliant”) status and are undertaking diligence to help ensure the remainder of cells for use in 2026 will be MA Compliant. Our efforts to build a domestic supply chain, including domestic cells to be produced at our G2_Austin facility, domestic polysilicon from Hemlock Semiconductor, domestic wafers from Corning, and domestic steel frames from Nextpower are expected to further bolster our ongoing material assistance compliance efforts.
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
As a leading and growing American advanced solar technology manufacturer, we broadly support tariffs that are intended to benefit the U.S. solar manufacturing industry, investment in reverse technology transfer, and onshoring of critical U.S. energy supply chains. We are specifically in favor of anti-dumping and countervailing duties (“AD/CVD”) in the “Solar 4” case as well as the forthcoming implementation of a Section 232 tariff on imported polysilicon and polysilicon derivatives. Despite our support for the new Section 232 tariffs, which are slated to go into effect on December 3, 2026, we cannot rule out the possibility that they would increase the cost of certain polysilicon derivative goods (e.g., wafers) that we may need to import in the future.
We are operating in an uncertain macroeconomic environment with significant volatility that may impact consumer demand. To the extent the macroeconomic environment worsens, it may have a material effect on our results of operations and financial condition.
Results of Operations
The following table sets forth information on our unaudited condensed consolidated results of operations (in thousands, except percentages):

	Three months ended June 30,		2026 vs 2025 Change		Six months ended June 30,		2026 vs 2025 Change
	2026	2025	($)	(%)	2026	2025	($)	(%)
Net sales	$—	$66,465	$(66,465)	(100%)	$241	$66,465	$(66,224)	(100%)
Net sales - related party	250,128	66,302	183,826	277%	427,534	119,754	307,780	257%
Total net sales	250,128	132,767	117,361	88%	427,775	186,219	241,556	130%
Cost of sales	201,031	100,006	101,025	101%	349,594	135,677	213,917	158%
Gross profit	49,097	32,761	16,336	50%	78,181	50,542	27,639	55%
Selling, general and administrative	71,878	62,712	9,166	15%	123,467	106,091	17,376	16%
Impairment of intangible assets	—	1,410	(1,410)	(100%)	—	1,410	(1,410)	(100%)
Total operating expenses	71,878	64,122	7,756	12%	123,467	107,501	15,966	15%
Total other (expense) income	(13,365)	(5,802)	(7,563)	130%	12,820	11,022	1,798	16%
Loss from continuing operations before income taxes	$(36,146)	$(37,163)	$1,017	(3%)	$(32,466)	$(45,937)	$13,471	(29%)
Net loss from discontinued operations, net of tax	$(6,609)	$(725)	$(5,884)	NM	$(30,930)	$(10,703)	$(20,227)	189%

NM - Not meaningful
Net sales
Net sales consist of sales of PV solar modules net of intangible asset amortization for customer contracts. We recognize sales for PV solar modules at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.
Total net sales increased by $117.4 million in the three months ended June 30, 2026 and increased by $241.6 million for the six months ended June 30, 2026 compared to the same periods in 2025. We began selling PV solar modules after our acquisition of all the shares of capital stock of Trina Solar (U.S.) Holding, Inc. and related subsidiaries on December 23, 2024 (the “Trina Business Combination”). We have increased production of PV solar modules from G1_Dallas throughout 2025 after the facility became fully operational during the second quarter of 2025. As such, the increase in net sales during the three and six months ended June 30, 2026 was primarily driven by increased production volume compared to the same period in 2025.
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
Cost of sales increased by $101.0 million in the three months ended June 30, 2026 and increased by $213.9 million for the six months ended June 30, 2026 compared to the same periods in 2025 as a direct result of increased production that correspondingly increased net sales period over period and partially offset by the recognition of $24.4 million tariff refund claims imposed under the International Emergency Economic Powers Act (“IEEPA”) during the three and six months ended June 30, 2026.
Selling, general and administrative
Selling, general and administrative expenses primarily consist of personnel and personnel-related expenses for our sales, marketing and administrative personnel, commissions, royalty fees, costs for administrative offices, insurance, and outside professional services including legal, accounting, and other advisory services.
Selling, general and administrative expenses increased by $9.2 million in the three months ended June 30, 2026 and increased $17.4 million for the six months ended June 30, 2026 compared to the same periods in 2025 which is primarily driven by incremental legal and other professional service expenses incurred for various transactions during the periods.
Total other (expense) income
Total other income primarily consists of the fair value adjustments on our warrant and derivative liabilities, and interest expense, net.
Total other income decreased by $7.6 million in three months ended June 30, 2026 and increased $1.8 million for the six months ended June 30, 2026 compared to the same periods in 2025.
The change for the three months ended June 30, 2026 is primarily due to a decrease in interest expense of $1.3 million, decrease in gain on warrant liability fair value adjustment of $2.6 million, decrease in other income of $1.5 million, and decrease in gain on derivatives liability fair value adjustment of $6.5 million.
The change for the six months ended June 30, 2026 is primarily due to a decrease in interest expense of $5.0 million, an increase in gain on warrant liability fair value adjustment of $6.2 million, increase in other income of $0.3 million, and a decrease in gain on derivatives liability fair value adjustment of $11.8 million.
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
Net loss from discontinued operations, net of tax increased by $5.9 million in three months ended June 30, 2026 and increased $20.2 million for the six months ended June 30, 2026 compared to the same periods in 2025. The increase primarily relates to an accrual of estimated penalties associated with the expected disposal of our European businesses and an increase in valuation allowance for assets classified as held for sale within discontinued operations, along with the impact of the gain from the sale of land in Coweta County that was recognized in the first quarter of 2025 with no comparable amount in the first quarter of 2026. These amounts are offset by a reduction in general and administrative expenses for our European businesses for the comparable periods.
Financial Condition, Liquidity, and Capital Resources
Liquidity and Capital Resources
As of June 30, 2026, we had approximately $156.4 million of cash, cash equivalents, and restricted cash. Additionally, on July 31, 2026 we completed a private placement of $120.0 million aggregate principal amount of the Company’s 4.75% Convertible Senior Notes due 2031, as described under “Recent Developments”. Our principal sources of liquidity are cash and cash equivalents, issuances of equity, equity-linked debt and debt securities, cash flows from operating activities and amounts received from government tax credits and incentives.
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
We continue to evaluate the extent of benefits available to us by the IRA, which are expected to favorably impact our liquidity and capital resources in future periods. For example, we currently expect to qualify for the Advanced

Manufacturing Production Credit (the “45X Tax Credit”) under Section 45X of the Internal Revenue Code of 1986, as amended (the “IRC”), which provides certain specified benefits for PV solar modules and PV solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (the “IRS”) or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 7 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the 45X Tax Credits we generate will continue to provide us with a significant source of funding. Any changes to the statutes or regulatory guidance regarding Section 45X of the IRC arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law by the IRS, the U.S. Treasury Department, or the courts, (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, or (iv) changes to U.S. government priorities, policies, or initiatives, could materially adversely impact our financial condition, results of operations, and cash flows. In June 2026, we entered into an agreement for the sale of approximately $39.1 million of the remaining 45X Tax Credits we generated during 2025 for an aggregate purchase price of $36.4 million.
Our long-term operating plan requires the repayment of non-cancellable commitments including leases and debt obligations. In addition, our planned investments in our business and manufacturing footprint, as currently devised, will require significant financing to complete. Such financing may not be available at terms acceptable to us, or at all. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity, equity-linked debt and debt financing. If we are unable to raise substantial additional capital, our ability to invest in further facilities or other development projects will be significantly delayed or curtailed which would have a material adverse impact on our business prospects and results of operations. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or other borrowings could impose significant restrictions on our operations. If we raise funds by issuing equity or equity-linked securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of our common stock.
We have decided to develop our planned G2_Austin solar cell manufacturing facility in two phases. Each phase is a standalone development with limited shared infrastructure. We also believe we are positioned to flex capacity in the future to develop up to three phases at G2_Austin, potentially totaling as many as 8 gigawatts on our existing leasehold.
Following the initial completion of detailed project engineering, the first phase of G2_Austin is expected to total 2.1 gigawatts of annual production capacity with an estimated capital expenditure of approximately $510 million, which includes a 20% contingency. The increased estimated capital expenditures are due to labor and materials costs associated with tightness in the Texas data center construction market. We are currently targeting a comprehensive financing solution, which includes a significant debt component, in an amount sufficient to fund the remaining estimated capital expenditure required for the first phase of G2_Austin. However, there can be no assurance that we will timely secure a comprehensive financing solution on favorable terms, or at all.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Six months ended June 30,		2026 vs 2025 Change
	2026	2025	($)	(%)
Net cash used in operating activities	(102,979)	(11,383)	(91,596)	NM
Net cash used in investing activities	(170,415)	(741)	(169,674)	NM
Net cash (used in) provided by financing activities	159,129	(18,634)	177,763	NM

NM - Not meaningful
Operating Activities
Net cash used in operating activities increased by $91.6 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by increases in working capital that resulted in more cash used during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 related to changes in operating assets and liabilities of $112.7 million, partially offset by a decrease in net loss excluding non-cash expenses, gains and losses of $21.1 million.

Investing Activities
Net cash used in investing activities increased by $169.7 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in cash used in investing activities was primarily driven by proceeds from the sale of property and equipment of $50.0 million during the six months ended June 30, 2025 relating to our land in Coweta County, Georgia with no comparable amounts for the same period in 2026, increased purchases of property and equipment of $109.9 million during the six months ended June 30, 2026, decrease of $1.2 million related to proceeds from the return of property and equipment deposits during the six months ended June 30, 2025 with no comparable amounts in six months ended June 30, 2026, and increase of $8.6 million related to the issuance of notes receivables during the six months ended June 30, 2026 with no comparable amounts in 2025. The notes receivables are expected to be eliminated in consolidation as part of purchase accounting for the acquisition of KORE during the third quarter of 2026 as described in “Recent Developments”.
Financing Activities
Net cash provided by financing activities increased by $177.8 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in cash provided by financing activities was primarily due to $175.7 million proceeds received from the issuance of the 4.00% Convertible Notes due 2031, net of underwriting fees, during the six months ended June 30, 2026 with no comparable amounts in 2025.
Critical Accounting Estimates
Our critical accounting estimates are consistent with those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026. There have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company” we are not required to disclose information under this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness described below.
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

Remediation Plan
Management has continued to execute its remediation plan during the second quarter of 2026. Remediation efforts during the quarter have primarily focused on establishing elements of the Company’s control environment, including governance, training, and financial close processes. Actions completed or initiated during the quarter include the following:
•Management continues to utilize a centralized close management platform to integrate corporate and G1 month-end and quarter-end financial close tasks. This platform is intended to support the assignment of responsibilities, identification of task dependencies, and monitoring of financial close activities.
•Management, with the assistance of third-party advisors, held trainings for control owners and key personnel related to SOX compliance requirements, control documentation expectations, and control execution responsibilities.
•Management, with the assistance of third-party advisors, completed process walkthroughs for all in-scope processes and systems to help ensure owners are aware of their defined controls, control descriptions are up-to-date, and process flowcharts reflect the current state of operations.
•Management has implemented a self-certification process whereby control owners certify that controls, as designed, are in place and have been performed, or are expected to be performed, in accordance with applicable requirements. This process has been established and was executed in connection with the preparation of this Quarterly Report.
•Management established procedures for reporting to executive leadership and the Audit Committee on a recurring basis regarding the effectiveness of internal controls and the status of remediation efforts.
•Management has recently fulfilled various internal roles in its ongoing initiative aimed at maintaining sufficiently trained and experienced individuals.
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

Changes in Internal Control over Financial Reporting
Except as described above, no changes in our internal control over financial reporting occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 5, 2025, July 1, 2025 and July 31, 2025, we received notices from U.S. Customs and Border Protection (“CBP”) relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination (the “Notices”). We have engaged with CBP on these Notices and explained why we believe they were without legal or factual merit. In March and April 2026, we received bills from CBP for alleged duties on goods imported in 2024 by the same entity acquired in the Trina Business Combination.  These bills relate to the same entries covered by some of the Notices and appear to be rooted in the same erroneous reasoning as those Notices. The Company is engaging with CBP, through outside counsel, to correct what it believes is the erroneous application of duties, including through an administrative protest with CBP filed on June 10, 2026. We are not required to pay the billed duties while pursuing this process. It is not possible at this time to predict the duration, outcome, or impact of these matters, which the Company maintains would ultimately be subject to indemnification pursuant to the Trina Business Combination.
In April 2026, CBP launched a program allowing importers to submit claims for refunds of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Two months before the launch of this program, the U.S. Supreme Court declared these tariffs invalid. The Company has incurred IEEPA tariffs and has submitted claims for refunds of $33.5 million. During the three and six months ended June 30, 2026, we concluded that the realization of $24.4 million of our claims was probable. Accordingly, we recognized this amount as a reduction to Cost of sales, $0.9 million as interest income within Other income, net and the offsetting receivable within Other current assets. While a favorable resolution of the remaining claims could positively impact results of operations in future periods, the timing and ultimate realization of these refunds remain subject to significant uncertainty.

In November 2025, the Company and a Company executive and Board member (the “Individual”) received grand jury subpoenas from the DOJ, which requested the production of documents relating to the sale of the Company’s stock in the second half of 2023 on the account of the Individual, who was a director of the Company at that time. Shortly thereafter, the Company received a voluntary document request from the SEC seeking similar information. The Company believes that the relevant trades relate to stock that the Individual pledged as collateral against a personal loan, which was approved in accordance with the Company’s insider trading policy. The Company is cooperating with both the DOJ and SEC, and it is not possible at this time to predict the duration, outcome or impact of such matters.
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
First Solar, Inc. initiated patent infringement proceedings in early 2026 against numerous companies in the solar industry, including a district court proceeding against T1 Energy Inc. and T1 G1 Dallas Midco Inc., alleging that such companies are and have been willfully infringing U.S. Patent No. 9,130,074 (the “’074 Patent”) by, among other actions, importing certain solar cells. Separately, also in early 2026, the International Trade Commission published a Notice of Receipt of Complaint filed by First Solar, Inc. alleging that multiple proposed respondents, including T1 Energy Inc. and T1 G1 Dallas Solar Module LLC, are knowingly and intentionally infringing the ’074 Patent by, among other actions, importing certain solar cells. In that proceeding, First Solar, Inc. has requested that the International Trade Commission issue a general exclusion order prohibiting the importation of products that infringe the ’074 Patent, which First Solar, Inc. alleges includes TOPCon solar cells, as well as cease-and-desist orders to all respondents with respect to the importation, sale, marketing, or distribution of such products. On March 31, 2026, the district court stayed its proceedings, at First Solar’s request, until the conclusion of the International Trade Commission investigation. The International Trade Commission hearing is scheduled to commence on February 16, 2027. We contest the allegations by First Solar, Inc. and will vigorously defend against them and pursue all legal remedies available to the Company.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, as amended and supplemented by Amendment No.1 on Form 10-K/A filed with the SEC on April 30, 2026, which could materially affect our business, financial condition, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K other than those explained below.
Our T1 Warranty (as defined herein) framework following the FEOC Restructuring may expose us to warranty claims that exceed our insurance coverage or financial reserves, or may prove less competitive than the warranties offered by other module manufacturers.
As a result of the FEOC Restructuring, Trina Solar no longer provides product warranties for PV solar modules sold by the Company unless branded with the Trina trademark. In response, the Company established its own product warranty for PV solar modules sold by the company (the “T1 Warranty”), which became effective upon the first delivery of T1-branded modules in July 2026. The T1 Warranty was developed by reference to warranties offered by leading solar module manufacturers and is expected to be backed by third-party warranty insurance. Any interruption or degradation of the Company’s warranty support capabilities could impair our ability to address customer complaints and warranty claims in a timely manner, harming customer relationships and adversely affecting future sales.
If the T1 Warranty (or, where applicable, any third-party warranty arranged for specific customers) proves less competitive than the warranties offered by other module manufacturers, or if warranty claims exceed the coverage provided by our warranty insurance or our financial reserves, we may be less competitive, experience longer sales cycles, and be unable to attract or retain customers. Any of these outcomes could adversely affect our business, results of operations, and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities

None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
Exhibit Index

Exhibit Number	Exhibit Description
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 17, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2026).

4.1
Second Supplemental Indenture, dated as of April 17, 2026, between T1 Energy Inc. and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 17, 2026).

4.2	Form of 4.00% Convertible Senior Note due 2031 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on April 17, 2026).
4.3
Indenture, dated as of July 31, 2026, between T1 Energy Inc. and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2026).

4.4	Form of 4.75% Convertible Senior Note due 2031 (included in Exhibit 4.3 and incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2026).
10.1	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2026).+
10.2
Intellectual Property Purchase Agreement, dated as of July 28, 2026, by and between T1 Energy Inc. and Evervolt Green Energy Holding Pte, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report Form 8-K filed with the SEC on July 28, 2026).+

10.3
Call Option Agreement, dated as of July 27, 2026, by and between T1 Energy Inc. and Evervolt Green Energy Holding Pte, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report Form 8-K filed with the SEC on July 28, 2026).+

10.4
Waiver, Consent and Amendment No. 8 to Credit Agreement, dated as of July 27, 2026, among T1 G1 Dallas Solar Module LLC, as borrower, the lenders party thereto, HSBC Bank USA, N.A., as administrative agent for the lenders, and HSBC Bank USA, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 30, 2026).

10.5#
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
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in Inline XBRL interactive data files: (i) Unaudited Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Documents filed herewith.
+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
#	Management contract and compensatory plan and arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
T1 Energy Inc.

Date: August 12, 2026	/s/ Joseph Evan Calio
	Name:	Joseph Evan Calio
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 12, 2026	/s/ Tom Mahrer
	Name:	Tom Mahrer
	Title:	Chief Accounting Officer
(Principal Accounting Officer)