Form 10-Q
period 2026-09-30
T1 Energy Inc.
filed 2026-11-12
CIK 1992243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of November 9, 2026, there were 300,601,542 shares of the registrant’s common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the information and documents incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical or current facts contained or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements. Statements regarding our future results and timing of operations, expected performance and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding liquidity, growth and profitability strategies and factors and trends affecting our business are forward-looking statements. Forward-looking statements can be identified in some cases by the use of words such as “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” or the negative of these words, other similar expressions or by discussions of strategy, plans or intentions and are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these risks, uncertainties and other important factors include, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026, in our subsequent Quarterly Reports on Form 10-Q and in our other filings with the SEC, including risks related to: (1) our ability to (i) construct and equip manufacturing facilities in a timely and cost-effective manner; (ii) target and retain customers and suppliers; (iii) attract and retain key employees and qualified personnel; (iv) protect our intellectual property; (v) comply with legal and environmental regulations; (vi) compete in international markets in light of export and import controls; (vii) incur substantially more debt; (viii) remediate the material weakness in our internal control over financial reporting or otherwise maintain effective internal control over financial reporting; (ix) qualify for the advanced manufacturing production credit under Section 45X of the Internal Revenue Code of 1986, as amended; and (x) manage our exposure to warranty claims; (2) our ability to secure a comprehensive financing solution to fund the remaining capital expenditure for Phase 1 of G2_Austin (as defined herein) on favorable terms, or at all, and the timing of such financing, including our ability to (i) satisfy the conditions precedent to any G2_Austin financing in a timely manner, or at all, and (ii) negotiate and execute definitive documentation for any such financing on terms acceptable to T1, or at all; (3) the concentration of our operations in Texas and our dependence on a limited number of suppliers; (4) changes adversely affecting the flow of components and materials from international vendors, the costs of raw materials, components, equipment, and machinery; (5) general economic and geopolitical conditions; (6) changes in applicable laws or regulations, including environmental, export control and tax laws and incentives and renewable energy targets, as well as international trade policies, including tariffs, on our products and our competitive position (including T1’s ability to obtain tariff refunds); (7) the outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims, commercial or contractual disputes, warranty claims, and other proceedings; (8) our ability to realize the anticipated benefits of acquisitions, investments and other strategic transactions; and (9) the capital-intensive nature of our business and our ability to raise additional capital on attractive terms or service our debt.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q, or the documents incorporated by reference herein, and while we believe such information provides a reasonable basis for these statements, and our management is responsible for the accuracy of such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
T1 ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$59,523	$182,450
Restricted cash	70,397	81,203
Accounts receivable trade	7,036	—
Accounts receivable trade, net - related parties	72,843	84,481
Government grants receivable, net	139,133	36,376
Inventory	335,363	116,043
Advances to suppliers	129,672	137,532
Other current assets	20,140	5,989
Current assets of discontinued operations	16,369	19,418
Total current assets	850,476	663,492
Restricted cash	7,120	7,120
Property and equipment, net	523,946	302,302
Goodwill	81,688	57,449
Intangible assets, net	291,314	180,481
Right-of-use asset under operating leases	225,107	151,166
Other assets	13,748	10,098
Total assets	$1,993,399	$1,372,108
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,906	$91,323
Accrued liabilities and other	169,031	47,224
Deferred revenue	153,935	56,731
Derivative liabilities	—	11,661
Current portion of long-term debt	51,698	46,357
Accounts payable and accrued liabilities - related parties	134,084	162,754
Current liabilities of discontinued operations	68,521	47,538
Total current liabilities	744,175	463,588
Long-term deferred revenue	48,189	48,189
Convertible notes	495,140	152,960
Operating lease liability	214,577	143,534
Long-term debt	101,116	137,303
Long-term debt - related party	55,531	53,538
Deferred tax liability	2,848	3,758
Other long-term liabilities	10,897	47,353
Total liabilities	1,672,473	1,050,223
Commitments and contingencies
Redeemable preferred stock
Series B convertible non-voting preferred stock, $0.01 par value, 1,600 shares issued and outstanding as of both September 30, 2026 and December 31, 2025 (includes accrued dividends of $880 and $160 as of September 30, 2026 and December 31, 2025, respectively)	18,525	17,805
Series B-1 convertible non-voting preferred stock, $0.01 par value, 5,000 shares issued and outstanding as of both September 30, 2026 and December 31, 2025 (includes accrued dividends of $2,750 and $500 as of September 30, 2026 and December 31, 2025, respectively)	55,960	53,710
Equity:
Common stock, $0.01 par value, 299,499 and 266,267 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,995	2,663
Additional paid-in capital	1,448,031	1,358,992
Accumulated other comprehensive loss	(6,993)	(18,213)
Accumulated deficit	(1,197,592)	(1,093,072)
Total equity	246,441	250,370
Total liabilities, redeemable preferred stock and equity	$1,993,399	$1,372,108
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$6,696	$90,385	$6,937	$156,850
Net sales - related party	189,894	120,137	617,428	239,891
Total net sales	196,590	210,522	624,365	396,741
Cost of sales	179,883	189,374	529,477	325,051
Gross profit	16,707	21,148	94,888	71,690
Operating expenses:
Selling, general and administrative	71,185	62,778	194,652	168,869
Impairment of intangible assets	—	53,262	—	54,672
Total operating expenses	71,185	116,040	194,652	223,541
Operating loss from continuing operations	(54,478)	(94,892)	(99,764)	(151,851)
Other (expense) income:
Warrant liability fair value adjustment	1,351	1,521	8,928	2,868
Derivative liabilities fair value adjustment	21,647	(30,868)	36,109	(4,591)
Loss on settlement of derivative liability	—	(5,836)	—	(5,836)
Impairment of assets previously classified as held for sale	—	(2,981)	—	(5,010)
Interest expense, net	(7,321)	(9,395)	(20,211)	(27,293)
Other income, net	1,734	(397)	5,405	2,928
Total other (expense) income	17,411	(47,956)	30,231	(36,934)
Loss from continuing operations before income taxes	(37,067)	(142,848)	(69,533)	(188,785)
Income tax (expense) benefit	2,394	12,083	1,835	20,575
Net loss from continuing operations	(34,673)	(130,765)	(67,698)	(168,210)
Net loss from discontinued operations, net of tax	(5,892)	206	(36,822)	(10,497)
Net loss	(40,565)	(130,559)	(104,520)	(178,707)
Preferred dividends and accretion	(990)	(819)	(2,970)	(2,601)
Preferred deemed dividend	—	(7,777)	—	(7,777)
Tranche right deemed dividend	—	(1,667)	—	(1,667)
Net loss attributable to common stockholders	$(41,555)	$(140,822)	$(107,490)	$(190,752)

Weighted average shares outstanding:
Weighted average shares of common stock outstanding - basic	291,150	160,977	283,073	157,622
Weighted average shares of common stock outstanding - diluted	291,150	160,977	283,073	157,622

Net loss per share attributable to common stockholders:
Net loss per share from continuing operations - basic and diluted	$(0.12)	$(0.87)	$(0.25)	$(1.14)
Net loss per share from discontinued operations - basic and diluted	$(0.02)	$—	$(0.13)	$(0.07)
Net loss per share - basic and diluted	$(0.14)	$(0.87)	$(0.38)	$(1.21)

Other comprehensive loss:
Net loss	$(40,565)	$(130,559)	$(104,520)	$(178,707)
Foreign currency translation adjustments	8,223	3,622	11,220	43,169
Total comprehensive loss	(32,342)	(126,937)	(93,300)	(135,538)
Preferred dividends and accretion	(990)	(819)	(2,970)	(2,601)
Preferred deemed dividend	—	(7,777)	—	(7,777)
Tranche right deemed dividend	—	(1,667)	—	(1,667)
Comprehensive loss attributable to common stockholders	$(33,332)	$(137,200)	$(96,270)	$(147,583)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity

	Number	Amount
Balance as of January 1, 2025	155,928	$1,559	$971,416	$(58,975)	$(725,238)	$188,762
Share-based compensation expense	—	—	4,242	—	—	4,242
Net loss	—	—	—	—	(16,239)	(16,239)
Exercise of stock options	10	—	—	—	—	—
Preferred dividends and accretion	—	—	(891)	—	—	(891)
Other comprehensive income	—	—	—	26,065	—	26,065
Balance as of March 31, 2025	155,938	$1,559	$974,767	$(32,910)	$(741,477)	$201,939
Share-based compensation expense	—	—	1,285	—	—	1,285
Net loss	—	—	—	—	(31,909)	(31,909)
Preferred dividends and accretion	—	—	(891)	—	—	(891)
Other comprehensive income	—	—	—	13,482	—	13,482
Balance as of June 30, 2025	155,938	$1,559	$975,161	$(19,428)	$(773,386)	$183,906
Share-based compensation expense	—	—	1,883	—	—	1,883
Net loss	—	—	—	—	(130,559)	(130,559)
Exercise of warrants	157	2	(2)	—	—	—
Shares issued for debt conversion	12,522	125	33,014	—	—	33,139
Issuance of penny warrants	—	—	13,510	—	—	13,510
Exercise of stock options	9	—	—	—	—	—
Preferred dividends and accretion	—	—	(819)	—	—	(819)
Deemed dividends	—	—	(7,777)	—	—	(7,777)
Other comprehensive income	—	—	—	3,622	—	3,622
Balance as of September 30, 2025	168,626	$1,686	$1,014,970	$(15,806)	$(903,945)	$96,905
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Stockholders’ Equity
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity

	Number	Amount
Balance as of January 1, 2026	266,267	$2,663	$1,358,992	$(18,213)	$(1,093,072)	$250,370
Share-based compensation expense	—	—	2,738	—	—	2,738
Net loss	—	—	—	—	(20,419)	(20,419)
Exercise of Penny Warrants	7,000	70	—	—	—	70
Issuance of stock under share-based compensation plans	1,495	15	(15)	—	—	—
Tax withholding on stock option exercises	—	—	(2,521)	—	—	(2,521)
Issuance of shares to Trina for anti-dilution right	4,275	42	(42)	—	—	—
Reclassification of warrants from liability classified to equity classified	—	—	116	—	—	116
Preferred dividends	—	—	(990)	—	—	(990)
Other comprehensive income	—	—	—	7,338	—	7,338
Balance as of March 31, 2026	279,037	$2,790	$1,358,278	$(10,875)	$(1,113,491)	$236,702
Share-based compensation expense	—	—	5,792	—	—	5,792
Net loss	—	—	—	—	(43,536)	(43,536)
Issuance of stock under share-based compensation plans	1,567	16	—	—	—	16
Tax withholding on stock option exercises	—	—	(1,297)	—	—	(1,297)
Stock option exercises	—	—	6,817	—	—	6,817
Reclassification of warrants from liability classified to equity classified	—	—	2,616	—	—	2,616
Preferred dividends	—	—	(990)	—	—	(990)
Other comprehensive income	—	—	—	(4,341)	—	(4,341)
Balance as of June 30, 2026	280,604	$2,806	$1,371,216	$(15,216)	$(1,157,027)	$201,779
Share-based compensation expense	—	—	5,292	—	—	5,292
Net loss	—	—	—	—	(40,565)	(40,565)
Issuance of stock under share-based compensation plans	279	3	—	—	—	3
Tax withholding on stock option exercises	—	—	(4,786)	—	—	(4,786)
Stock option exercises	—	—	235	—	—	235
Issuance of shares for Evervolt IP Acquisition	18,616	186	77,064	—	—	77,250
Preferred dividends	—	—	(990)	—	—	(990)
Other comprehensive income	—	—	—	8,223	—	8,223
Balance as of September 30, 2026	299,499	$2,995	$1,448,031	$(6,993)	$(1,197,592)	$246,441

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

T1 ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(104,520)	$(178,707)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	13,822	7,103
Depreciation and amortization	79,599	68,630
Impairment of intangible assets	—	54,672
Impairment of assets previously classified as held for sale	—	5,010
Change in valuation allowance	14,700	(2,681)
Change in fair value of derivative liabilities	(36,109)	4,591
Loss on settlement of derivative liability	—	5,836
Gain on sale of property and equipment	—	(5,675)
Amortization of debt issuance costs, premium and discount	6,059	12,322
Reduction in the carrying amount of right-of-use assets	7,780	5,025
Warrant liability fair value adjustment	(8,928)	(2,868)
Deferred income taxes	(1,417)	(19,399)
Other	(10)	2,356
Changes in operating assets and liabilities:
Accounts receivable trade	(601)	(78,896)
Government grants receivable, net	(102,757)	(92,378)
Inventory	(210,022)	22,591
Other assets	(3,649)	—
Advances to suppliers and other current assets	(5,516)	25,107
Accounts payable, accrued liabilities and other	92,173	194,622
Deferred revenue	83,633	25,214
Net cash provided by (used in) operating activities	(175,763)	52,475
Cash flows from investing activities:
Business acquisition, net of cash acquired	380	—
Issuance of notes receivable	(8,594)	—
Proceeds from the return of property and equipment deposits	—	1,202
Purchases of property and equipment and intangible assets	(250,099)	(60,817)
Proceeds from the sale of property and equipment	—	50,000
Net cash used in investing activities	(258,313)	(9,615)
Cash flows from financing activities:
Repayment of Senior Secured Credit Facility	(33,022)	(29,794)
Repayment of T1 NRI debt	(12,803)	—
Proceeds from issuance of Convertible Notes, net of underwriting fees	341,620	—
Proceeds from issuance of common stock	7,267	—
Exercise of Penny Warrants	70	—
Payment of debt issuance costs	(1,307)	(3,760)
Exercise of stock options	7,071	—
Cash paid for equity repurchases for equity-based compensation tax withholding	(8,604)	—
Net cash (used in) provided by financing activities	300,292	(33,554)
Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	51	783
Net increase (decrease) in cash, cash equivalents, and restricted cash	(133,733)	10,089
Cash, cash equivalents, and restricted cash at beginning of period	270,773	76,645
Cash, cash equivalents, and restricted cash at end of period	$137,040	$86,734
Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$59,523	$34,146
Restricted cash	77,517	52,588
Cash, cash equivalents, and restricted cash	$137,040	$86,734
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business
T1 Energy Inc. (“T1”, the “Company”, “we”, or “us”) is an energy solutions provider building an integrated U.S. solar supply chain for solar modules and cells. We manufacture and sell photovoltaic (“PV”) solar modules and battery energy storage systems and software solutions in the United States.
We are one of the leading solar manufacturing companies in the United States, primarily selling into the utility-scale market, the largest solar market segment in the U.S. We produce PV solar modules that employ highly energy efficient Passivated Emitter and Rear Contact and Tunnel Oxide Passivated Contact (“TOPCon”) technologies. Our PV solar module manufacturing facility operating in Wilmer, TX (“G1_Dallas”) has a total annual nameplate production capacity of five gigawatts. We believe our facility is one of the most technologically advanced PV solar module plants globally and has achieved annualized run rates above its nameplate capacity. To further expand our U.S. manufacturing footprint, we began construction in December 2025 of the first 2.1-gigawatt phase of our solar cell manufacturing fab in Milam County, Texas (“G2_Austin”). This facility is anticipated to begin production in the second quarter of 2027 of high-efficiency TOPCon solar cells that will be used in the PV solar modules manufactured at G1_Dallas.
On July 1, 2026, we acquired all the shares of capital stock of KORE Power, Inc. (which was subsequently renamed T1 NRI Inc.) (“T1 NRI”), an established engineering-focused Battery Energy Storage Systems (“BESS”) and software solutions provider (“T1 NRI Business Combination”). This acquisition is intended to provide an entry point into the energy storage and AI data center infrastructure markets through an expanded potential customer base for solar and storage solutions.
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
Our unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2025 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair statement of our unaudited condensed consolidated financial statements for the periods presented. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. Our unaudited condensed consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated financial statements as of December 31, 2025. However, these unaudited condensed consolidated interim financial statements do not contain all of the footnote disclosures required in annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026.

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
Assets Held for Sale and Discontinued Operations
During the year ended December 31, 2025, we reclassified certain amounts related to our European businesses from held for sale to held and used. These amounts had been classified as held for sale as of December 31, 2024. During the year ended December 31, 2025, we determined that certain assets were no longer available for immediate sale, or would be disposed of by means other than a sale, and therefore no longer met the criteria for held-for-sale classification. There were no reclassifications as of and for the three and nine months ended September 30, 2026.
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
The results of operations for the European businesses that were reclassified from discontinued operations to continuing operations were as follows (in thousands):

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Operating expense
Selling, general and administrative	$115	$2,842
Impairment of intangible assets	54	1,464
Impairment of assets previously classified as held for sale	2,981	5,010

Other (expense) income:
Other income, net	(22)	4,682
Total other (expense) income	(22)	4,682

Net loss	$(3,172)	$(4,634)
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, estimates related to the fair value less costs to sell for assets held for sale, impairment of long-lived assets, purchase price allocation adjustments, the valuation of warrant liabilities, anti-dilution right and share-based compensation. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances; however, actual results may differ materially from these estimates.
Risks and Uncertainties
We are subject to those risks common to our business and industry and also those risks common to early-stage development companies. These risks include those disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026, as well as the risks described in Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, filed with the SEC on May 12, 2026 and August 12, 2026, respectively, and the risk factors included in this Quarterly Report on Form 10-Q.
These unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we believe that our existing cash resources, cash flows from operations, the monetization of Advanced Manufacturing Production Credits (“45X Tax Credits”) under Section 45X of the Internal Revenue Code of 1986, as amended, and available financing through the issuance of equity, equity-linked debt and debt securities, will be sufficient to support our planned operations for at least the next 12 months from the date of issuance of these financial statements. Therefore, our financial statements have been prepared on the basis that we will continue as a going concern.

Concentration of Risks
Customer Concentration Risk
One customer accounted for approximately 99% of our total net sales for the nine months ended September 30, 2026 and three customers accounted for approximately 60%, 17%, and 15% of our total net sales for the nine months ended September 30, 2025. One customer accounted for 91% and 100% of our aggregate trade accounts receivable, net as of September 30, 2026 and December 31, 2025, respectively. We are substantially dependent on a single customer, and the loss of this significant customer could have a material adverse effect on the Company’s results of operations and financial condition.
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
Cash Flow Information
Cash flow activity consisted of the following (in thousands):

	Nine months ended September 30,
	2026	2025
Cash payments included in operating activities:
Interest paid	$13,179	$12,240
Income taxes paid, net of refunds	602	—
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$77,599	$44,668
Accrued purchases of property and equipment	56,883	34,322
Reclassification of warrants from liability classified to equity classified	2,733	—
Equity issued for Evervolt IP Acquisition	77,250	—
Liabilities incurred for the Evervolt IP Acquisition	55,750	—
Accrued transaction costs for Evervolt IP Acquisition	655	—
Settlement of T1 NRI pre-existing notes receivable	8,710	—
Liabilities incurred for the T1 NRI Business Combination	7,868	—
Issuance of penny warrants	—	13,510
Issuance of shares of common stock for debt conversion	—	33,139
Deemed dividend related to amendment to Preferred Stock	—	7,777
Deemed dividend related to amendment of Tranche Right	—	1,667
Allowance for Credit Losses
As of September 30, 2026, we had a nominal allowance for credit losses related to trade accounts receivable as a result of a reversal of previously reserved balances of $5.6 million, which was recorded as a reduction of selling, general and administrative expenses during the nine months ended September 30, 2026. As of December 31, 2025, we had an allowance for credit losses of $5.6 million related to trade accounts receivable.

Deferred Revenue
During the nine months ended September 30, 2026 and 2025, we recognized revenue related to deliveries of PV solar modules of $52.2 million and $40.2 million, respectively, that was included in deferred revenue as of the beginning of the period.
Revenue Recognition
Net sales for the three and nine months ended September 30, 2026 include $6.3 million of System sales recognized over time based on costs incurred relative to total estimated costs at completion; all other net sales, primarily PV solar modules, were recognized at a point in time. Substantially all of our revenues are from sales in the United States.
PV Solar Module Sales
As of September 30, 2026, we had entered into contracts with customers for the future sale of 3.8 gigawatts of PV solar modules. We expect to recognize sales of 0.8 gigawatts of PV solar modules during the remainder of 2026, 1.0 gigawatts during the year ending December 31, 2027, and 2.0 gigawatts thereafter through 2029, as we transfer control of the PV solar modules to the customer. These contracts are generally priced on a per-watt basis, subject to true-up adjustments, and require prepayment of 50% of the forecasted purchase price prior to the start of each quarter, with the remaining 50% due under customary 30-day payment terms upon transfer of control. These contracts may also be subject to amendments as agreed to by the parties to the contracts which may increase or decrease the volume of the PV solar modules or change delivery schedules.
BESS and Storage System Sales
T1 NRI’s revenue is primarily from fixed-price contracts to design, deliver and install power and energy storage systems and solutions (“System sales”), generally with a single performance obligation. We recognize System sales over time as work progresses, based on costs incurred relative to total estimated costs at completion. Sales of battery energy storage products are recognized at a point in time upon delivery. Customers are generally billed as work progresses, so billings typically precede revenue recognition and are included in deferred revenue, with payment due within approximately 30 days of invoice. As of September 30, 2026, T1 NRI had $21.7 million of remaining performance obligations, of which $3.1 million is expected to be recognized during the remainder of 2026, $4.6 million during the year ending December 31, 2027, and $14.0 million thereafter.
Equity Investments Without Readily Determinable Fair Values
In October 2025, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with a privately held company, Talon PV, LLC (the “Issuer”). Under the terms of the SAFE, the Company provided $5.0 million in cash in exchange for the right to receive equity in the Issuer upon the occurrence of certain future events, including a qualified equity financing, liquidity event, or dissolution event. The Company evaluated the terms of the SAFE, and concluded the SAFE represents an equity interest in a privately held entity without a readily determinable fair value. As of September 30, 2026 and December 31, 2025, no observable price changes or impairment indicators were identified. Accordingly, the carrying value of the SAFE investment was $5.0 million as of both September 30, 2026 and December 31, 2025, which is included in other assets on our unaudited condensed consolidated balance sheets.

Interest Rate Swaps
The Company uses certain interest rate swap agreements to manage exposure to variability in cash flows arising from changes in interest rates on its variable‑rate debt obligations. These instruments are accounted for as derivative assets or liabilities in accordance with Accounting Standards Codification (“ASC”) 815 and recorded in the consolidated balance sheets at fair value, with changes in fair value recognized in earnings. The fair value of the interest rate swaps reflects a $1.3 million and $2.8 million unrealized gain for the three and nine months ended September 30, 2026, respectively, and a $0.3 million and $0.9 million realized gain for the three and nine months ended September 30, 2025, respectively, which is recognized in other income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
Adoption of Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options. This standard provides guidance on the accounting treatment for induced conversions of convertible debt. Companies must recognize and measure the impact of incentives offered to induce early conversion of convertible debt separately from the existing debt liability. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We adopted this standard on January 1, 2026 and determined there was no impact on our unaudited condensed consolidated financial statements.

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
In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, to clarify the accounting for share-based consideration, including warrants and share options, granted to a customer in conjunction with selling goods or services. The ASU revises the definition of a performance condition to include conditions based on a customer’s purchases, removes the election to account for forfeitures as they occur for awards with service conditions, and clarifies that the guidance on constraining estimates of variable consideration in Topic 606 does not apply to such consideration. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance may be applied on a modified retrospective basis or a retrospective basis through a cumulative-effect adjustment to retained earnings. We are currently evaluating the effect of the adoption of this standard on our unaudited condensed consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either on a prospective or a retrospective basis. Early adoption is permitted. We are currently evaluating the effect of the adoption of this standard on our unaudited condensed consolidated financial statements and related disclosures and do not expect this ASU to have a material impact.
In December 2025, the FASB issued ASU 2025‑12, Codification Improvements, which includes various narrow amendments to clarify guidance, correct inconsistencies, and enhance the overall usability of the FASB ASC. The amendments span multiple Topics, including earnings per share, leases, beneficial interests, transfers and servicing, and equity transactions, among others. The standard does not introduce new accounting models and is not expected to result in significant changes to current accounting practices for most entities. ASU 2025‑12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Amendments related to earnings per share must be applied retrospectively, while all other amendments may be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the effect of the adoption of this standard on our unaudited condensed consolidated financial statements and related disclosures.
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance on the recognition, measurement, presentation and disclosure requirements for environmental credits and related obligations. ASU 2026-02 is effective for annual periods beginning after December 15, 2027, and early adoption is permitted. The guidance requires adoption on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the effect of the adoption of this standard on our unaudited condensed consolidated financial statements and related disclosures.

2. BUSINESS COMBINATION AND ASSET ACQUISITION
Business Combination
On July 1, 2026, we completed the T1 NRI Business Combination. The acquisition was accounted for as a business combination.
We acquired T1 NRI to expand into BESS, which provides an entry point into the energy storage and AI data center infrastructure markets through an expanded potential customer base for solar and storage solutions. We obtained control through the merger of a wholly owned subsidiary of the Company into T1 NRI Inc., with T1 NRI Inc. surviving as our wholly owned subsidiary.
The consideration transferred was preliminarily allocated to the underlying assets and liabilities based upon their estimated fair value at the date of acquisition. However, the final purchase price for T1 NRI has not been determined. The excess of the consideration transferred over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of determining the final purchase price and reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for the T1 NRI Business Combination is provisional and has not been finalized as of September 30, 2026. We expect to finalize our purchase price allocation within one year of the acquisition date.
Recognition of goodwill is largely attributed to the assembled workforce of T1 NRI and the expected benefits of combining its energy storage offerings with our solar modules. None of the goodwill is currently expected to be deductible for tax purposes.
The following table represents the preliminary purchase price allocation for T1 NRI (in thousands):

Consideration transferred
Deferred cash consideration (1)	$2,148
Deferred stock consideration (1)	4,010
Settlement of preexisting loan receivable (2)	8,710
Contingent earnout consideration (3)	1,710
Total	$16,578

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$260
Restricted cash	120
Trade and other receivables	2,064
Advance to suppliers	1,680
Inventory	8,811
Other current assets	4,264
Property, plant and equipment	1,278
Operating lease right-of-use assets	4,046
Intangible assets	14,000
Accounts payable	10,350
Accrued liabilities and other	3,015
Current portion of long-term debt, including accrued interest	13,641
Deferred tax liability	507
Deferred revenue	13,571
Operating lease liabilities	3,100
Total identifiable net assets	$(7,661)
Goodwill	$24,239

(1) As part of the consideration transferred in connection with the T1 NRI Business Combination, we are obligated to deliver to former equity holders who meet the definition of an accredited investor, as defined in the Agreement and Plan of Merger (“Merger Agreement”), an aggregate price equal to 50% of the purchase price settled in shares of our common stock to be issued within five business days after the final purchase price is determined (the “deferred stock consideration”). Former equity holders who are not accredited investors receive cash instead of shares (the “deferred cash consideration”).
The deferred cash and deferred stock consideration were recognized at their acquisition-date fair values of $2.1 million and $4.0 million, respectively, compared with a contractual amount of $7.5 million, based on the provisional purchase price. The fair value of the deferred stock consideration reflects a discount for lack of marketability, because the shares are restricted securities when issued, and the time to the expected payment date. The obligation to be settled in shares is remeasured at fair value at each reporting date, with changes recognized in earnings.
As of September 30, 2026, we have not issued the deferred cash and deferred stock consideration and as a result, this amount is reflected as Accrued liabilities and other in our condensed consolidated balance sheet.
(2) Before the T1 NRI Business Combination, we loaned $8.7 million to T1 NRI, including accrued interest. The T1 NRI Business Combination settled the notes receivable. The notes were due and could be prepaid at par at the closing, so no gain or loss was recognized on the settlement.
(3) As part of the consideration transferred in connection with the T1 NRI Business Combination, we agreed to pay contingent consideration based on the achievement of specific revenue targets for fiscal years 2026 (“2026 Earnout”) and 2027 (“2027 Earnout”, collectively with the 2026 Earnout, “T1 NRI Earnout”) payable in common stock of the Company or, to former equity holders who are not accredited investors, in cash. The T1 NRI Earnout is up to 50% of the purchase price, in two equal tranches, each payable in full, in part or not at all depending on T1 NRI’s revenue for the year against a floor and a target set in the Merger Agreement. The undiscounted amount payable ranges from nil to $7.5 million, based on the provisional purchase price. The amount of each earnout payment is subject to the terms and conditions of the Merger Agreement. The fair value of the contingent consideration obligations was estimated as of the acquisition date using a risk-neutral Monte Carlo simulation based on the estimated probability of achieving the applicable revenue targets. The estimated fair value of the contingent consideration of $1.7 million was recognized as a liability as of the acquisition date and $0.4 million was recorded as accrued liabilities and other, for the 2026 Earnout and $1.3 million was recorded as other long-term liabilities, for the 2027 Earnout. The contingent consideration liability will be remeasured at fair value at each reporting date until the related obligations are settled, with changes in fair value recognized in earnings. The fair value of the contingent consideration is subject to change based on changes in T1 NRI's expected future revenue and other assumptions used in the valuation. As of September 30, 2026, the fair value of the contingent consideration was $1.7 million.
Additionally, as part of the consideration transferred in connection with the T1 NRI Business Combination, we agreed to pay additional contingent consideration, payable in common stock of the Company (or in cash, to former equity holders who are not accredited investors), equal to the amount, net of collection costs, that T1 NRI collects on a $5.5 million receivable from the sale of land before the shares for the 2026 Earnout are issued or, if no 2026 Earnout is payable, before the 2026 Earnout is determined. The estimated fair value of the contingent receivable consideration was determined to have no value as the receivable is not probable of being collected by T1 NRI before the 2026 Earnout is determined. The undiscounted amount payable ranges from nil to $5.5 million.
Intangible assets acquired consist of customer relationships and contracts of $4.2 million, backlog of $1.0 million, developed technology of $6.0 million, and trade name and trademarks of $2.8 million. Customer relationships and contracts and backlog were valued using the multi-period excess earnings method, and developed technology and trade name and trademarks were valued using the relief-from-royalty method. The intangible assets are amortized on a straight-line basis over useful lives of 3.5 years for customer relationships and contracts, 1 year for backlog, 6 years for developed technology and 10.5 years for trade name and trademarks, a weighted average of 5.8 years in total. Significant judgment was exercised in estimating the fair values, which involved the use of estimates and assumptions with respect to forecast revenue, customer attrition, royalty rates and discount rates.
Acquired trade receivables were recorded at their estimated fair value of $2.1 million. Their gross contractual amount was $4.1 million, approximately half of which was not expected to be collected as of the acquisition date, reflecting adjustments related to contractual and billing matters.

For the three and nine months ended September 30, 2026, we incurred $0.9 million and $4.5 million in acquisition costs related to the T1 NRI Business Combination, which are included in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss.
As a result of the T1 NRI Business Combination, T1 NRI’s assets, liabilities, and operations were included in the Company's condensed consolidated financial statements from the acquisition date. The following table presents T1 NRI’s net sales and net loss as reported within the consolidated financial statements for the three and nine months ended September 30, 2026 (in thousands):

Net sales	$6,668
Net loss attributable to T1 Energy Inc.	(3,188)

Asset Acquisition
On July 28, 2026, we acquired certain solar patents and other intellectual property rights from Evervolt Green Energy Holding Pte, Ltd. (“Evervolt”) for total acquisition costs of $135.7 million, which consisted of $135.0 million purchase consideration and $0.7 million of direct transaction costs (“Evervolt IP Acquisition”). We paid a non-refundable option premium of $2.0 million in cash on July 27, 2026 and the $133.0 million purchase price was paid, or is payable, by the Company in four tranches: (i) $60.0 million, which was settled on July 31, 2026, by issuing 13.6 million shares of common stock to Evervolt; (ii) $25.0 million, which was partially settled on September 30, 2026, by issuing 5.0 million shares of common stock to Evervolt, which left an obligation at September 30, 2026 to issue a further 2.2 million shares that are held in abeyance pursuant to the ownership limitation (as defined herein); (iii) $30.0 million, payable on October 15, 2026; and (iv) $18.0 million, payable on October 30, 2026. As of September 30, 2026, $56.4 million of the acquisition costs, which consisted of the abeyance shares for the second tranche as well as the third and fourth tranches and direct transaction costs, remained unpaid and was recorded as Accrued liabilities and other in our condensed consolidated balance sheet.
Each tranche was or is payable at the Company’s election, (a) in cash, (b) by the issuance of shares of our common stock, pursuant to the terms of the agreement with Evervolt, or by a mutually agreed-to ratio of (a) and (b). Pursuant to a letter agreement, dated as of September 25, 2026 (the “Evervolt Letter Agreement”), the Company and Evervolt agreed that the issuance of any shares of common stock in satisfaction of any payment of the purchase price will be deferred (in whole or in part) if such issuance would cause Evervolt to beneficially own more than 4.99% of the then outstanding shares of the common stock (the “ownership limitation”). The ownership limitation may be increased by Evervolt at any time upon written notice to us; provided, that any such increase shall not become effective until the 61st day following receipt of such notice and in no event shall the ownership limitation be increased to exceed 19.9%. Shares of common stock payable in respect of the purchase price, the issuance of which has been deferred under the ownership limitation, may be issued (in whole or in part) upon five business days’ prior notice to us, subject to continued compliance with the ownership limitation; provided, however, that we will not be required to issue less than 2.5 million shares of common stock in a single issuance (subject to certain exceptions). We are not obligated to pay cash in lieu of the deferred issuance of any abeyance shares and our obligation in respect of a tranche of purchase price payment is not discharged until all of the shares of common stock to be issued in satisfaction of such tranche are issued and delivered.
Subsequent to September 30, 2026, we elected to settle the third and fourth tranches of the purchase price with an aggregate of 18.9 million shares of our common stock. Further, we issued 7.0 million shares to Evervolt in November 2026. The remaining shares are held in abeyance and remain to be issued pursuant to the ownership limitation.
We accounted for the Evervolt IP Acquisition as an asset acquisition as the assets acquired did not meet the definition of a business in accordance with ASC 805. We applied a cost accumulation model based on the total acquisition cost, including certain directly attributable transaction costs.
The acquired intellectual property was recorded as an intangible asset and will be amortized using a units-of-production method based on expected watt production over an estimated useful life of 4.4 years. Amortization is capitalized into inventory as watts are produced, within our condensed consolidated balance sheets, and recognized within cost of sales as modules are sold in our condensed consolidated statement of operations and comprehensive loss.
The following table summarizes the total costs allocated to the acquired assets:

Cash	$2,000
Common shares issued as consideration	77,250
Consideration payable	55,750
Direct transaction costs	655
Total acquisition cost	$135,655

Intellectual property acquired	$135,655
3. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$146,674	$114,668
Spare parts	1,525	1,221
Work-in-process	333	—
Finished goods	186,831	154
Total	$335,363	$116,043

4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$198,538	$193,659
Machinery and equipment	117,667	115,029
Office equipment	9,334	7,660
Construction in progress	284,778	31,061
Property and equipment	610,317	347,409
Less: Accumulated depreciation	(86,371)	(45,107)
Property and equipment, net	$523,946	$302,302
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
Depreciation expense was $13.8 million and $13.5 million for the three months ended September 30, 2026 and 2025, respectively, and $41.3 million and $31.9 million for the nine months ended September 30, 2026 and 2025, respectively.
We capitalized interest of $2.7 million and $4.5 million to construction in progress for the G2_Austin facility during the three and nine months ended September 30, 2026, respectively. Total interest cost incurred was $10.2 million and $25.2 million for the three and nine months ended September 30, 2026, respectively. No interest was capitalized during the three and nine months ended September 30, 2025.
5. GOODWILL AND INTANGIBLE ASSETS, NET
Intangible assets consist of customer contracts acquired through the Trina Business Combination, the Evervolt IP Acquisition, and customer relationships and contracts, backlog, developed technology and trade names and trademarks from the T1 NRI Business Combination. Refer to Note 2 – Business Combination and Asset Acquisition for further details.
Goodwill increased from $57.4 million as of December 31, 2025 to $81.7 million as of September 30, 2026, reflecting $24.2 million of goodwill recognized in the T1 NRI Business Combination.
Intangible assets, net consisted of the following (in thousands) as of and for the periods ended September 30, 2026:

	Customer relationships and contracts	Intellectual property	Backlog	Developed technology	Trade names and trademarks	Total
Balance at January 1, 2026	$180,481	$—	$—	$—	$—	$180,481
Acquired	4,250	135,655	1,000	6,000	2,750	149,655
Amortization	(34,354)	(3,903)	(250)	(250)	(65)	(38,822)
Balance at September 30, 2026	$150,377	$131,752	$750	$5,750	$2,685	$291,314

	Customer relationships and contracts	Intellectual property	Backlog	Developed technology	Trade names and trademarks	Total
Gross intangible assets	$231,250	$135,655	$1,000	$6,000	$2,750	$376,655
Accumulated amortization	(80,873)	(3,903)	(250)	(250)	(65)	(85,341)
Intangible assets, net	$150,377	$131,752	$750	$5,750	$2,685	$291,314
Of the $3.9 million of amortization of the intellectual property for the three and nine months ended September 30, 2026, $3.4 million was recognized in cost of sales in our consolidated statement of operations and comprehensive loss and $0.5 million remained in inventory on our consolidated balance sheet at September 30, 2026.

Future annual amortization expense is estimated to be as follows (in thousands):

Remainder of 2026	$19,104
2027	79,572
2028	79,157
2029	77,952
2030	32,457
2031	1,262
Thereafter	1,810
Total	$291,314
6. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued inventory purchases	$49,510	$19,513
Accrued payroll and payroll related expenses	15,669	10,223
Operating lease liabilities	25,442	14,931
Deferred consideration for Evervolt IP Acquisition	56,405	—
Deferred cash consideration for T1 NRI Business Combination	2,216	—
Deferred stock consideration for T1 NRI Business Combination	4,137	—
Contingent earnout consideration	410	—
Other current liabilities	15,242	2,557
Total	$169,031	$47,224
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
7. DEBT
Our debt arrangements consisted of the following (in thousands):

Loan Agreement	September 30, 2026	December 31, 2025
Production Reservation Fee - related party	$65,000	$65,000
Senior Secured Credit Facility	159,111	192,133
5.25% Convertible Notes due 2030	161,000	161,000
4.00% Convertible Notes due 2031	184,000	—
4.75% Convertible Notes due 2031	170,000	—
Total debt principal	$739,111	$418,133
Less: unamortized discount and debt issuance costs	(35,626)	(27,975)
Total debt	$703,485	$390,158
Less: current portion	51,698	46,357
Noncurrent portion	$651,787	$343,801

Production Reservation Fee
On December 23, 2024, we completed the transactions contemplated under a transaction agreement with Trina Solar (Schweiz) AG (“Trina Solar,” and such agreement, the “Transaction Agreement”) for the acquisition of all legal and beneficial ownership in the shares of capital stock of Trina Solar US Holding Inc. (the “Trina Business Combination”). In connection with the Trina Business Combination, we assumed a debt obligation to Trina Solar (U.S.) (“TUS”), a related party, with a principal amount of $220.0 million (the “Production Reservation Fee”). The principal on the debt is payable in annual installments of $44.0 million that commenced on the first anniversary of the closing of the Trina Business Combination with a December 23, 2029 maturity date. On December 29, 2025, $155.0 million of the Production Reservation Fee was satisfied through a prepayment of future annual installments, leaving $65.0 million of the Production Reservation Fee remaining outstanding. Provided that the Company makes all scheduled installment payments, the debt will bear no interest. However, if the Company fails to make an installment payment, both parties shall negotiate a revised payment schedule in good faith, and any unpaid installment balance will accrue interest at a rate of 6.0% per annum.
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
On July 27, 2026, we entered into that certain Waiver, Consent and Amendment No. 8 to Credit Agreement (the “Eighth Amendment”). The Eighth Amendment, among other things, (i) amended the Credit Agreement to modify or remove certain requirements relating to Trina Solar Energy Development Pte. Ltd.’s (“TED”) (x) ownership of the Company’s common stock and (y) maintenance of directors appointed by TED on the Company’s board of directors and (ii) provided certain waivers and consents by the requisite lenders relating to the foregoing. The Eighth Amendment became effective upon the closing of the initial offering of the Company’s 4.75% Convertible Notes due 2031 on July 31, 2026.
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
We may prepay outstanding amounts in whole or in part at any time, subject to certain customary conditions. The Credit Agreement requires us to comply with specified financial and non-financial covenants including a debt service ratio. We were in compliance with the financial and non-financial covenants in the Credit Agreement through the date of this Quarterly Report on Form 10-Q.
5.25% Convertible Senior Notes due 2030
On December 16, 2025, the Company completed a public offering of $161.0 million aggregate principal amount of the Company’s 5.25% Convertible Senior Notes due 2030 (the “5.25% Convertible Notes due 2030”) at a public offering price of 100% of the principal amount thereof. The 5.25% Convertible Notes due 2030 are senior unsecured obligations of the Company and bear interest at a rate of 5.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. The 5.25% Convertible Notes due 2030 will mature on December 1, 2030, unless earlier repurchased, redeemed or converted.
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
We recorded $2.3 million and $7.3 million in interest expense on the 5.25% Convertible Notes due 2030 for the three and nine months ended September 30, 2026, respectively, which includes $2.1 million and $6.3 million of contractual interest and $0.2 million and $1.0 million of amortization of debt issuance costs for the three and nine months ended September 30, 2026, respectively. The carrying amount of the 5.25% Convertible Notes due 2030 as of September 30, 2026, was $154.0 million, which includes $7.0 million unamortized debt issuance costs. The 5.25% Convertible Notes due 2030 are governed by customary terms and covenants, which we were in compliance with through the date of this Quarterly Report on Form 10-Q.
4.00% Convertible Senior Notes due 2031
On April 17, 2026, the Company completed a public offering of $184.0 million aggregate principal amount of the Company’s 4.00% Convertible Senior Notes due 2031 (the “4.00% Convertible Notes due 2031”) at a public offering price of 100% of the principal amount thereof. The 4.00% Convertible Notes due 2031 are senior unsecured obligations of the Company and bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The 4.00% Convertible Notes due 2031 will mature on April 15, 2031, unless earlier repurchased, redeemed or converted.
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
We recorded $2.2 million and $4.1 million in interest expense on the 4.00% Convertible Notes due 2031 for the three and nine months ended September 30, 2026, respectively, which includes $1.8 million and $3.3 million of contractual interest and $0.4 million and $0.8 million of amortization of debt issuance costs for the three and nine months ended September 30, 2026, respectively. The carrying amount of the 4.00% Convertible Notes due 2031 as of September 30, 2026, was $175.6 million, which includes $8.4 million unamortized debt issuance costs. The 4.00% Convertible Notes due 2031 are governed by customary terms and covenants, which we were in compliance with through the date of this Quarterly Report on Form 10-Q.
4.75% Convertible Senior Notes due 2031
On July 31, 2026, the Company completed a private offering of $120.0 million aggregate principal amount of the Company’s 4.75% Convertible Senior Notes due 2031 (the “4.75% Convertible Notes due 2031”) at an offering price of 100% of the principal amount thereof. On September 30, 2026, the Company issued an additional $50.0 million in aggregate principal of the 4.75% Convertible Senior Notes due 2031 at a price of 100% of the principal amount thereof plus accrued interest from the original issuance date of the 4.75% Convertible Senior Notes due 2031. The additional 4.75% Convertible Senior Notes due 2031 are treated as a single series with the existing 4.75% Convertible Notes due 2031 issued on July 31,

2026, and have the same terms and conditions. As of September 30, 2026, the outstanding aggregate principal amount of the Company’s 4.75% Convertible Notes due 2031 was $170.0 million.
The 4.75% Convertible Notes due 2031 are senior unsecured obligations of the Company and bear interest at a rate of 4.75% per annum from and including July 31, 2026, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The 4.75% Convertible Notes due 2031 will mature on August 1, 2031, unless earlier repurchased, redeemed or converted.
Before May 1, 2031, holders may convert their 4.75% Convertible Notes due 2031 at their option only in certain circumstances. At any time from, and including, May 1, 2031, holders may convert their 4.75% Convertible Notes due 2031 at their option until the close of business on the business day immediately preceding the maturity date. The Company will settle conversions by paying and/or delivering, as applicable, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 224.0143 shares of the Company’s common stock per $1,000 principal amount of the 4.75% Convertible Notes due 2031, which is equivalent to an initial conversion price of approximately $4.46 per share of common stock. If a “make-whole fundamental change” (as defined in the indenture governing the 4.75% Convertible Notes due 2031) occurs, or if the Company calls a holder’s 4.75% Convertible Notes due 2031 for redemption, then the Company will in certain circumstances increase the conversion rate for a specified period of time for holders who convert their 4.75% Convertible Notes due 2031 in connection with that make-whole fundamental change, or who convert their 4.75% Convertible Notes due 2031 that are called for such redemption. As the Company has the option to settle in shares, these shares are considered potentially dilutive for the calculation of diluted earnings per share.
The 4.75% Convertible Notes due 2031 will be redeemable in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after August 6, 2029, and prior to the 41st scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock equals or exceeds 130% of the conversion price for the 4.75% Convertible Notes due 2031 on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 4.75% Convertible Notes due 2031 unless at least $50.0 million aggregate principal amount of 4.75% Convertible Notes due 2031 are outstanding.
We recorded $1.1 million in interest expense on the 4.75% Convertible Notes due 2031 for the three and nine months ended September 30, 2026, which includes $1.0 million of contractual interest and $0.1 million of amortization of debt issuance costs for the three and nine months ended September 30, 2026. The carrying amount of the 4.75% Convertible Notes due 2031 as of September 30, 2026, was $165.6 million, which includes $4.4 million unamortized debt issuance costs. The 4.75% Convertible Notes due 2031 are governed by customary terms and covenants, which we were in compliance with through the date of this Quarterly Report on Form 10-Q.
As of September 30, 2026, our debt borrowing rates were as follows:

Loan Agreement	Interest Rate	Effective Interest Rate
Production Reservation Fee - related party	—%	4.19%
Senior Secured Credit Facility	SOFR plus 2.50%	8.52%
5.25% Convertible Notes due 2030	5.25%	6.16%
4.00% Convertible Notes due 2031	4.00%	4.95%
4.75% Convertible Notes due 2031	4.75%	5.36%
Schedule of Principal Maturities of Debt
The aggregate maturities of long-term debt as of September 30, 2026, were as follows (in thousands):

Remainder of 2026	$13,335
2027	51,578
2028	71,951
2029	87,247
2030	161,000
Thereafter	354,000
Total	$739,111
8. LEASES
Our operating leases primarily consist of our G1_Dallas solar module facility in Wilmer, Texas, our G2_Austin solar cell manufacturing facility in Rockdale, Texas, our storage facility in Baytown, Texas, and our corporate office space in

Austin, Texas. As a result of the T1 NRI Business Combination, we acquired leases for facilities in Vermont. The aforementioned Baytown facility and our corporate offices were added during the nine months ended September 30, 2026 and are included in the disclosures herein. In Norway, we also lease office space for the administration of our Norwegian operations and related European assets and the Customer Qualification Plant, which includes support facilities. We also lease other office spaces to support additional personnel in various jurisdictions. We have short-term leases for which we elected to apply the short-term lease exemption to leases with a term of twelve months or less, and accordingly, have not recognized a right-of-use asset or lease liability. We have no other leases that are presented as continuing operations.
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
Our right-of-use asset under operating leases and lease liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Assets
Right-of-use asset under operating leases	$225,107	$151,166
Liabilities
Accrued liabilities and other (short-term)	$25,442	$14,931
Operating lease liability (long-term)	214,577	143,534
Total operating lease liabilities	$240,019	$158,465
Operating lease expense was $7.0 million and $18.4 million for the three and nine months ended September 30, 2026, respectively.
The remaining minimum lease payments due on our long-term leases as of September 30, 2026, are as follows (in thousands):

Remaining 2026	$6,374
2027	27,320
2028	27,235
2029	27,658
2030	28,399
2031	28,409
Thereafter	250,656
Total undiscounted lease payments	$396,051
Less: Imputed interest	(156,032)
Present value of lease liabilities	$240,019
Weighted-average remaining lease term and discount rate were as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	13.4	14.7
Weighted-average discount rate	7.5%	7.1%

9. COMMITMENTS AND CONTINGENCIES
In April 2026, U.S. Customs and Border Protection (“CBP”) launched a program allowing importers to submit claims for refunds of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Two months before the launch of this program, the U.S. Supreme Court declared these tariffs invalid. The Company has incurred IEEPA tariffs and has submitted claims for refunds of $33.5 million. During the nine months ended September 30, 2026, we received $24.4 million of our claims and recognized this amount as a reduction to Cost of sales. Additionally, during the nine months ended September 30, 2026, we received and recognized $0.9 million as interest income within Other income, net. We recognize tariff refunds under the loss recovery model when their realization is probable. No incremental tariff refunds have been accrued for on our consolidated balance sheet as of September 30, 2026.
Legal Proceedings
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and if such loss or a range of losses is estimable, often involves significant judgment, including estimates and assumptions about future events. Although the ultimate outcome of pending matters described below is not presently determinable, we believe, when taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these pending matters will not have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the ultimate outcome of these matters cannot be determined at this time, and we cannot provide assurance that we will be successful in contesting these matters, or that we will not need to accrue or pay additional amounts in the future, which could be material.
On June 5, 2025, July 1, 2025 and July 31, 2025, we received notices from CBP relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination (the “Notices”). We have engaged with CBP on these Notices and explained why we believe they are without legal or factual merit. In March and April 2026, we received bills from CBP for alleged duties on goods imported in 2024 by the same entity acquired in the Trina Business Combination. These bills relate to the same entries covered by some of the Notices and appear to be rooted in the same erroneous reasoning as those Notices. The Company is engaging with CBP, through outside counsel, to correct what it believes is the erroneous application of duties, including through an administrative protest with CBP filed on June 10, 2026. We are not required to pay the billed duties while pursuing this process. It is not possible at this time to predict the duration, outcome, or impact of these matters through their final resolution (including appeals before the reviewing courts), which the Company maintains would ultimately be subject to indemnification pursuant to the Trina Business Combination.
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
In December 2025, RWE Investco EPC MGMT, LLC filed an action against a subsidiary of the Company and TUS, in the Superior Court of the State of California for the County of San Francisco (the “Lawsuit”) alleging breach of contract claims relating to a long-term offtake agreement. We contest the allegations and intend to vigorously defend against the Lawsuit and pursue all legal remedies available to the Company, including but not limited to a Cross-Complaint filed in January 2026 asserting claims against RWE Investco EPC MGMT, LLC and seeking damages, and a complaint filed in March 2026 against RWE Aktiengesellschaft in the Supreme Court of the State of New York for the County of New York, seeking to enforce its unconditional guaranty of RWE Investco EPC MGMT, LLC’s payment obligations under the long-term offtake agreement for up to $100 million, which was removed to the United States District Court for the Southern District of New York.
First Solar, Inc. initiated patent infringement proceedings in early 2026 against numerous companies in the solar industry, including a district court proceeding against T1 Energy Inc. and T1 G1 Dallas Midco Inc., alleging that such companies are and have been willfully infringing U.S. Patent No. 9,130,074 (the “’074 Patent”) by, among other actions, importing certain solar cells. Separately, also in early 2026, the U.S. International Trade Commission published a Notice of Receipt of Complaint filed by First Solar, Inc. alleging that multiple proposed respondents, including T1 Energy Inc. and T1 G1 Dallas Solar Module LLC, are knowingly and intentionally infringing the ’074 Patent by, among other actions, importing certain solar cells. In that proceeding, First Solar, Inc. has requested that the U.S. International Trade Commission issue a general exclusion order prohibiting the importation of products that infringe the ’074 Patent, which First Solar, Inc. alleges includes TOPCon solar cells, as well as cease-and-desist orders to all respondents with respect to the importation, sale, marketing, or distribution of such products. On March 31, 2026, the district court stayed its proceedings, at First Solar’s request, until the conclusion of the U.S. International Trade Commission investigation. The U.S. International Trade Commission hearing is scheduled to commence on February 16, 2027. We contest the allegations by First Solar, Inc. and will vigorously defend against them and pursue all legal remedies available to the Company.
In September 2026, the Fort Worth Regional Office of the United States Securities and Exchange Commission (the “SEC”) informed the Company that it is conducting an investigation into T1’s public disclosures related to its eligibility for 45X Tax Credits and certain other accounting matters. The Company intends to cooperate fully with the SEC investigation. It is not possible to predict the duration or outcome of the investigation at this time.

10. WARRANTS
Public, Private and Penny Warrants
As of September 30, 2026, we had no warrants outstanding following the expiration of our publicly traded warrants (“Public Warrants”) and private warrants (the “Private Warrants”) on July 9, 2026 pursuant to their terms as provided in the amended and restated warrant agreement, dated July 7, 2021, by and among Alussa Energy Acquisition Corp., FREYR Battery, the Company and Continental Stock Transfer and Trust Company. On July 10, 2026, the New York Stock Exchange filed a Form 25 to delist the Public Warrants (“TE WS”) and remove such securities from registration under Section 12(b) of the Exchange Act. As of December 31, 2025, we had 31.6 million warrants outstanding, consisting of 14.7 million Public Warrants, 9.9 million Private Warrants and penny warrants to purchase 7.0 million shares of common stock (the “Penny Warrants”).
If Private Warrants were sold or transferred to another party that is not the specified holder or any of its permitted transferees, the Private Warrants became Public Warrants and qualified for classification within stockholders’ equity at the fair value on the date of the transfer. See Note 12 – Fair Value Measurement for more details regarding fair value.
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
11. REDEEMABLE PREFERRED STOCK, ANTI-DILUTION RIGHTS, AND SHARE PURCHASE AGREEMENT
Redeemable Preferred Stock
As of September 30, 2026, 1.6 million shares of Series B Convertible Non-Voting Preferred Stock (“Series B Preferred Stock”) and 5.0 million shares of Series B-1 Convertible Non-Voting Preferred Stock (“Series B-1 Preferred Stock” and, together with the Series B Preferred Stock, the “Preferred Stock”) were issued and outstanding. Each share of Series B Preferred Stock and Series B-1 Preferred Stock has a par value of $0.01 per share and a stated liquidation preference of $10.00 per share, for aggregate liquidation preferences of $16.0 million and $50.0 million, respectively.
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
If not converted by the holder into the Company’s common stock, we are required to redeem the Series B Preferred Stock and Series B-1 Preferred Stock at maturity at $10.00 per share plus any accrued and unpaid dividends. The Series B Preferred Stock and Series B-1 Preferred Stock rank senior to the common stock but junior to all debt obligations of the Company and have a liquidation preference equal to $10.00 per share of Series B Preferred Stock and Series B-1 Preferred Stock plus accrued but unpaid dividends. The Series B Preferred Stock and Series B-1 Preferred Stock carry 6% cash dividends payable in arrears (i) on the dividend date 18 months after the issuance date and (ii) every six months after such dividend payment date. For the nine months ended September 30, 2026, we recognized $3.0 million of accumulated and unpaid dividends on Series B Preferred Stock and Series B-1 Preferred Stock.
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

In connection with the issuance by the Company of 21.5 million shares of common stock to Encompass on October 31, 2025, pursuant to the Encompass Stock Purchase Agreement, the Company provided notice of the Anti-Dilution Right to Trina Solar. Trina Solar notified the Company on November 25, 2025, that it chose to exercise the Anti-Dilution Right related to this issuance, and as a result subscribed to 4,274,704 shares of common stock at a subscription price of $1.70. As of December 31, 2025, the shares were not issued and the Company recognized a subscription receivable of $7.3 million based on the subscription price. On January 21, 2026, the shares were issued to Trina Solar in exchange for $7.3 million in cash.
Share Purchase Agreement
On November 6, 2024, the Company and an investor who is a significant shareholder of Trina Solar entered into a share purchase agreement (“Share Purchase Agreement”) pursuant to which the investor subscribed to purchase a total of $14.8 million of common stock for $1.05 per share. We recognized the Share Purchase Agreement as a derivative liability on our unaudited condensed consolidated balance sheets and initially recorded it at fair value. The Share Purchase Agreement is subsequently revalued with changes in fair value for each reporting period recognized in derivative liabilities fair value adjustment.
On September 10, 2025, the Company and the investor entered into a termination letter agreement (“Termination Letter”) pursuant to which the Share Purchase Agreement was terminated in exchange for $5.0 million and the issuance of 7.0 million Penny Warrants. Upon termination of the Share Purchase Agreement the Company recognized a loss of $5.8 million on settlement of derivatives for the three and nine months ended September 30, 2025, on the condensed consolidated statements of operations and comprehensive loss. The loss was primarily due to the excess of the consideration payment above the recorded fair value of the Share Purchase Agreement. The Share Purchase Agreement derivative liabilities fair value adjustment recorded on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, was a loss of $11.9 million and $2.2 million, respectively.
Refer to Note 10 – Warrants for further discussion on the Penny Warrants.
12. FAIR VALUE MEASUREMENT
Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,753	$—	$1,753	$—	$—	$—	$—
Certificate of deposit	121	—	—	121	—	—	—	—
Liabilities:
Anti-dilution Right	$—	$—	$9,645	$9,645	$—	$—	$45,754	$45,754
Private Warrants	—	—	—	—	—	—	11,661	11,661
Interest rate swaps	—	—	—	—	—	1,059	—	1,059
Contingent earnout consideration	—	—	1,710	1,710	—	—	—	—
Deferred stock consideration	—	—	4,137	4,137	—	—	—	—
We measure our Anti-Dilution Right, Private Warrants, contingent earnout consideration and deferred stock consideration at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation uses assumptions and estimates that we believe a market participant would use when making the same valuation. Changes in the fair value of the Anti-Dilution Right are recognized in derivative liabilities fair value adjustment in our unaudited condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the Private Warrants are recognized under warrant liability fair value adjustment in our unaudited condensed consolidated statements of operations and comprehensive loss. The contingent earnout and deferred stock consideration are remeasured at fair value at each reporting date, with changes recognized in earnings.
The fair value of interest rate swaps is determined using valuation models that incorporate observable market inputs including interest rate yield curves and credit spreads and is classified within Level 2 of the fair value hierarchy. Changes in the fair value of interest rate swaps are recognized in other income, net in our unaudited condensed consolidated statements of operations and comprehensive loss. Interest rate swap assets are presented as other long-term assets and interest rate swap liabilities are presented as other long-term liabilities on our unaudited condensed consolidated balance sheets.
As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate their respective fair values due to the short-term maturities of these instruments.

The carrying amounts of the Senior Secured Credit Facility and the related party debt instruments approximate fair value, as the current borrowing base rates for the Senior Secured Credit Facility do not materially differ from market rates of similar borrowings and the related party debt instruments were recorded at fair value on the closing date of the Trina Business Combination.
The estimated fair values of our senior convertible notes were as follows (in thousands):

	September 30, 2026	December 31, 2025	Level
5.25% Convertible Notes due 2030	150,748	206,838	Level 2
4.00% Convertible Notes due 2031	165,904	—	Level 2
4.75% Convertible Notes due 2031	188,476	—	Level 2
The fair values of the 5.25% Convertible Notes due 2030 and 4.00% Convertible Notes due 2031 are based on evaluated prices from a pricing service that rely primarily on observed trades in markets that are not active. The 4.75% Convertible Notes due 2031 were issued in private placements and are not quoted by pricing services; their fair value was estimated from reported trades in the notes and a convertible note pricing model with inputs derived from the quoted prices of our other senior convertible notes. Refer to Note 7 – Debt for the carrying amounts of the senior convertible notes.
Anti-Dilution Right
The Anti-Dilution Right was valued using the Black-Scholes-Merton option pricing model. See Note 11 – Redeemable Preferred Stock, Anti-Dilution Right, and Share Purchase Agreement above for further details. Our use of the Black-Scholes-Merton option pricing model for the Anti-Dilution Right required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury rates commensurate with the contractual terms of the Anti-Dilution Right.
•The expected term was determined based on the expiration date of the Anti-Dilution Right.
•The expected volatility assumption was based on the implied volatility from the Company’s stock price.
The fair value of the Anti-Dilution Right was determined using this approach, exercise prices of $1.70 and $1.90 and a share price of $3.86 as of September 30, 2026, and exercise prices of $1.70 and $1.90 and a share price of $6.68 as of December 31, 2025. A decrease in the risk-free interest rate, and an increase in each of the expected term or expected volatility, in isolation, would increase the fair value measurement, while an increase in the risk-free interest rate, and a decrease in each of the expected term or expected volatility would decrease the fair value measurement of the Anti-Dilution Right.
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
The fair value of the Private Warrants was determined using this approach, an exercise price of $11.50, and a share price of $6.68 as of December 31, 2025. A decrease in the risk-free interest rate, and an increase in each of the expected term or expected volatility, in isolation, would increase the fair value measurement, while an increase in the risk-free interest rate, and a decrease in each of the expected term or expected volatility would decrease the fair value measurement of the Private Warrants.
Contingent consideration
The contingent earnout consideration obligation was estimated using a risk-neutral Monte Carlo simulation based on the estimated probability of achieving the applicable revenue targets. See Note 2 – Business Combination and Asset Acquisition above for further details. As of September 30, 2026, significant unobservable inputs were forecast T1 NRI revenue for the remainder of 2026 and 2027, revenue volatility, risk-adjusted revenue discount rate and credit spread. A higher discount rate or credit spread would decrease the fair value. Because each tranche pays a large part of its amount once revenue reaches its floor, the measurement is sensitive to forecast revenue and revenue volatility around the floors.
Deferred stock consideration

The fair value of the deferred stock consideration reflects a discount for lack of marketability as the shares are restricted securities when issued, and the time to the expected payment date. As of September 30, 2026, the significant unobservable inputs were a discount for lack of marketability and a discount rate over the period until the expected payment date. See Note 2 – Business Combination and Asset Acquisition above for further details.
Rollforward of Level 3 Fair Value Instruments
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

	Nine months ended September 30, 2026
	Anti-Dilution Right	Private Warrants	Contingent earnout consideration	Deferred stock consideration
Balance (beginning of period)	$45,754	$11,661	$—	$—
Additions	—	—	1,710	4,010
Fair value measurement adjustments	(36,109)	(8,928)	—	127
Reclassification to Public Warrants	—	(2,733)	—	—
Balance (end of period)	$9,645	$—	$1,710	$4,137
13. STOCKHOLDERS' EQUITY
Common Stock
On June 17, 2026, we amended our amended and restated certificate of incorporation to increase our authorized shares of common stock to 1.0 billion shares with a par value of $0.01 per share. As of September 30, 2026, 1.0 billion shares of common stock were authorized with a par value of $0.01 per share and 299.5 million shares of common stock were outstanding. Holders of common stock are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors (the “Board”). From inception to September 30, 2026, we have not declared any dividends.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the T1 Energy Inc. 2021 Equity Incentive Plan (as amended and restated as of April 22, 2024) (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees, and they are not typically forfeited for directors. Generally, our RSUs are equity-classified awards, as they are share settled. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price. As of September 30, 2026, a total of 34.9 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
During the nine months ended September 30, 2026, 0.3 million options were granted, 1.1 million options were exercised, 0.9 million options were cancelled or forfeited, 5.5 million RSUs were granted, 0.2 million RSUs were forfeited, and 3.0 million RSUs vested.
Jensen Option Awards
In June 2021, our then Chief Executive Officer (“CEO”), Tom Einar Jensen, entered into a stock option agreement, in which he was granted 0.9 million options (the “Jensen Options”) of which the performance criteria for a total of 0.7 million of the stock options were met, and the remaining stock options were forfeited. During the nine months ended September 30, 2026, 0.7 million of the stock options were cancelled, resulting in no Jensen Options outstanding as of September 30, 2026.
14. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on our best estimate of our effective income tax rate expected to be applicable for the full fiscal year. Our effective income tax rate was 3% and 11% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the tax rate is due to changes in the valuation allowance offset by 45X Tax Credits and non-deductible fair value changes. For the nine months ended September 30, 2026, the Company’s effective income tax rate differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowances, 45X Tax Credits and non-deductible fair value changes. For the nine months ended September 30, 2025, the Company’s effective income tax rate differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowances and non-deductible fair value changes. As of September 30, 2026 and December 31, 2025, we did not have any uncertain tax positions.

15. RELATED PARTY TRANSACTIONS
Board Consulting Agreements
During the three and nine months ended September 30, 2026 and 2025, we engaged two members of the Board under consulting agreements, one of whom has since ceased to serve on the Board. During the three and nine months ended September 30, 2026, the expenses incurred for these consulting services were $0.1 million and $0.4 million, respectively, and during the three and nine months ended September 30, 2025, the expenses incurred for these consulting services were $0.2 million and $0.6 million, respectively. These expenses are recognized as general and administrative expenses within our unaudited condensed consolidated statements of operations and comprehensive loss. Additionally, one Board member shall receive restricted stock units with a grant date fair market value of $0.3 million if the Company signs a definitive agreement related to a significant merger and acquisition transaction.
Trina Group
We have related party balances and transactions with Trina Solar and its affiliates (the “Trina Group”) as a result of the Trina Business Combination and through the normal course of business.
PV solar module gross sales of $201.2 million and $651.4 million to the Trina Group are presented as net sales - related party for the three and nine months ended September 30, 2026, respectively. Net sales - related party for the three and nine months ended September 30, 2026, are reduced for amortization of $11.3 million and $34.0 million, respectively, for the intangible asset related to a favorable acquired customer contract that was recorded as part of purchase accounting for the Trina Business Combination. PV solar module gross sales of $131.5 million and $273.9 million to the Trina Group are presented as net sales - related party for the three and nine months ended September 30, 2025, respectively. Net sales - related party for the three and nine months ended September 30, 2025, are reduced for amortization of $11.4 million and $34.0 million, respectively, for the intangible asset related to a favorable acquired customer contract that was recorded as part of purchase accounting for the Trina Business Combination.
Deferred revenue from offtake agreements with the Trina Group was $140.9 million and $56.7 million as of September 30, 2026 and December 31, 2025, respectively. The Company has agreements with the Trina Group to supply certain materials and components used in our PV solar module production, provide cost module support, operational support and sales agency and aftermarket services. Total purchases from the Trina Group under the supply and module support agreements were $643.0 million and $238.6 million for the nine months ended September 30, 2026 and 2025, respectively.
For the three and nine months ended September 30, 2026, we incurred $12.8 million and $31.4 million, respectively, in costs which were presented as selling, general and administrative expenses. For the three and nine months ended September 30, 2025, we incurred $35.0 million and $66.5 million, respectively, in costs which were presented as selling, general and administrative expenses.
Additionally, we have a Set-Off Agreement with the Trina Group in which amounts receivable from and payable to the Trina Group that have been finally determined and are due and payable are automatically set off against one another on a dollar-for-dollar basis on the first business day of each calendar month. Amounts that have not been finally determined, or that are not yet due and payable, on a set-off date are set off on the following set-off date. The agreement continues until the later of December 29, 2029 and the date on which all payment obligations under the underlying commercial agreements have been performed in full or otherwise discharged.

The following table presents the gross amounts of receivables from and payables to the Trina Group, the amounts set off, and the net amounts presented in the condensed consolidated balance sheets (in thousands):

Receivables from the Trina Group	September 30, 2026	December 31, 2025
Gross amounts of recognized receivables	$320,214	$84,481
Amounts set off	(247,371)	—
Net amounts presented — accounts receivable trade, net – related parties	$72,843	$84,481

Payables and accrued liabilities to the Trina Group
Gross amounts of recognized payables	$381,455	$162,754
Amounts set off	(247,371)	—
Net amounts presented — accounts payable and accrued liabilities – related parties	$134,084	$162,754
Accounts receivable, accrued liabilities, and accounts payable with the Trina Group consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable due from related parties	72,843	84,481
Accrued liabilities due to related parties	114,328	67,602
Accounts payable due to related parties	19,756	95,152
On July 28, 2026, in connection with the Evervolt IP Acquisition, we entered into an intellectual property license agreement (the “IP License Agreement”) with Trina Solar Co., Ltd., a member of the Trina Group. Under the IP License Agreement, we granted Trina Solar Co., Ltd. a non-exclusive, worldwide, royalty-free and fully paid-up license under the acquired intellectual property. The license runs for the life of each licensed patent and in perpetuity for licensed know-how, and sublicensing is limited to sellers of Trina-branded solar modules and cells. It replaced a broader license Trina Solar Co., Ltd. held under its agreement with Evervolt dated December 29, 2025. No consideration was paid to or received from Trina Solar Co., Ltd. for the license.
Additionally, we have a debt obligation to the Trina Group for the Production Reservation Fee, and we have provided the Trina Group with the Anti-Dilution Right and Capital Raising Anti-Dilution Right as further described in Note 7 – Debt and Note 11 – Redeemable Preferred Stock, Anti-Dilution Right, and Share Purchase Agreement.
Other
During 2025, we also entered into a contract with Pareto Securities AS, of which the son of Einar Kilde, our former Chief Development Officer, is an equity partner, to act as a broker with respect to the sale of certain assets held in our European business and to perform valuation services of those assets. During the three and nine months ended September 30, 2025, we paid less than $0.1 million in retainer fees to Pareto Securities AS with no comparable amounts in 2026. Additionally, Pareto Securities AS shall receive a minimum broker fee of $0.8 million if there is a completed sale, which is subject to increase based on certain conditions as outlined in the contract. The retainer fee shall be deductible from the broker fee.
16. NET LOSS PER SHARE
The Company’s basic net loss per share for the three and nine months ended September 30, 2026 and 2025, was computed by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding.
No dividends were declared or paid for the three and nine months ended September 30, 2026 and 2025.
Diluted net loss per share adjusts basic net loss per share to give effect to all potential common shares that were dilutive and outstanding during the period. The treasury stock method was used to assess our warrants and share-based payment awards, while the if-converted method was used to assess our shares of redeemable preferred stock.
Certain amounts related to our European businesses that had previously been classified as held for sale as of December 31, 2024, were reclassified to held and used during the year ended December 31, 2025, as it was determined that certain assets were no longer available for immediate sale or would be disposed of by means other than a sale and thus no longer met the criteria for classification as held for sale. Refer to Note 1 – Summary of Significant Accounting Policies for further details.

The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(34,673)	$(130,765)	$(67,698)	$(168,210)
Net loss from discontinued operations, net of tax	(5,892)	206	(36,822)	(10,497)
Net loss	$(40,565)	$(130,559)	$(104,520)	$(178,707)
Preferred stock dividends and accretion	(990)	(819)	(2,970)	(2,601)
Preferred stock deemed dividend	—	(7,777)	—	(7,777)
Tranche right deemed dividend	—	(1,667)	—	(1,667)
Net loss attributable to common stockholders	$(41,555)	$(140,822)	$(107,490)	$(190,752)
Denominator:
Weighted average shares of common stock outstanding - basic	291,150	160,977	283,073	157,622
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock outstanding - diluted	291,150	160,977	283,073	157,622
Net loss per share attributable to common stockholders:
Net loss per share from continuing operations - basic and diluted	$(0.12)	$(0.87)	$(0.25)	$(1.14)
Net loss per share from discontinued operations, net of tax - basic and diluted	(0.02)	—	(0.13)	(0.07)
Net loss per share - basic and diluted	$(0.14)	$(0.87)	$(0.38)	$(1.21)
The outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Redeemable preferred stock (on an as converted basis)	37,693	30,778	37,693	30,778
5.25% Convertible Notes due 2030	23,232	—	23,232	—
4.00% Convertible Notes due 2031	27,043	—	27,043	—
4.75% Convertible Notes due 2031	38,082	—	38,082	—
Unsettled tranches for Evervolt IP Acquisition	13,909	—	13,909	—
Deferred stock consideration for T1 NRI Business Combination	1,316	—	1,316	—
Public Warrants	—	14,675	—	14,675
Private Warrants	—	9,950	—	9,950
Options	3,869	8,054	3,869	8,054
RSUs	9,669	6,836	9,669	6,836
Total	154,813	70,293	154,813	70,293
The table above excludes 1.3 million and 1.0 million securities related to the contingent earnout consideration and contingent receivable consideration, respectively, for the T1 NRI Business Combination as the conditions for their issuance had not been met as of September 30, 2026. These are the maximum numbers of shares, estimated on the provisional purchase price. Refer to Note 2 – Business Combination and Asset Acquisition for further details.

17. DISCONTINUED OPERATIONS
In 2024, we determined that the assets of our European businesses and our Coweta County, Georgia, business met the criteria for classification as held for sale. Additionally, we concluded that the ultimate disposal will represent a strategic shift that will have a major effect on the Company’s operations and financial results. As of September 30, 2026, the remaining assets, other than certain amounts reclassified to held and used, continue to meet the criteria for classification as held for sale. Refer to Note 1 – Summary of Significant Accounting Policies for further details. The historical results of the businesses that continue to meet the criteria for held for sale are classified as discontinued operations for all periods presented herein.
On February 15, 2025, we completed the sale of our land in Coweta County, Georgia, for $50.0 million and concurrently repaid a government grant of $20.0 million, which resulted in a $5.7 million gain for the nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, $7.0 million of repayable government grants for the project were classified within current liabilities of discontinued operations on our unaudited condensed consolidated balance sheets.
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
As of September 30, 2026, certain of our European business assets remain unsold and continue to be held for sale. The historical results of this business are classified as discontinued operations in our unaudited condensed consolidated financial statements. Due to the terms of the Transaction Agreement that require us to sell our European business, we have accrued estimated fees of $47.2 million and $26.8 million as of September 30, 2026 and December 31, 2025, respectively.
Details of net loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Costs and expenses
General and administrative	$542	$252	$1,724	$5,929
Restructuring charge	—	—	—	1,092
Share of net loss of equity method investee	—	1	—	426
Total costs and expenses	542	253	1,724	7,447

Loss from discontinued operations	(542)	(253)	(1,724)	(7,447)
Gain on disposal of property and equipment	—	—	—	5,675
Other (expense) income, net	(6,008)	8	(20,398)	(9,888)
Change in valuation allowance	658	451	(14,700)	2,681
Loss from discontinued operations before income taxes	(5,892)	206	(36,822)	(8,979)
Income tax benefit (expense)	—	—	—	(1,518)
Net loss from discontinued operations, net of tax	$(5,892)	$206	$(36,822)	$(10,497)
Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
Details of the assets and liabilities of discontinued operations classified as held for sale in our unaudited condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2026	December 31, 2025
Other current assets	$87	$—
Property and equipment, net	15,141	18,046
Right-of-use asset under operating leases	1,141	1,372
Current assets of discontinued operations	$16,369	$19,418

Accounts payable	$243	$102
Accrued liabilities and other	48,522	28,035
Operating lease liability	12,756	12,401
Other current liabilities	7,000	7,000
Current liabilities of discontinued operations	$68,521	$47,538
The cash flows related to discontinued operations have not been segregated and are included in our unaudited condensed consolidated statements of cash flows. Cash flow and non-cash information for the discontinued operations are as follows (in thousands):

	Nine months ended September 30,
	2026	2025
Capital expenditures	—	2,674
Proceeds from the return of property and equipment deposits	—	1,202
Change in valuation allowance	14,700	(2,681)
18. SEGMENTS
On July 1, 2026, the Company acquired T1 NRI (see Note 2 – Business Combination and Asset Acquisition), which designs, delivers, installs and operates utility-scale battery energy storage systems and related software and controls. Following the acquisition, our single operating segment derives its revenues from the manufacturing and sale of PV solar modules and from the sale and installation of battery energy storage systems and related services. The acquisition did not change our basis of segmentation or the measure of segment profit or loss. Accordingly, our chief operating decision maker (“CODM”), the Chief Executive Officer and Chairman of the Board, continues to manage the Company’s business activities as a single operating and reportable segment at the consolidated level, and the operating results of the acquired business are not reviewed separately by the CODM. Our CODM uses consolidated net loss to measure segment profit or loss, allocate resources, and assess performance. Further, our CODM reviews and utilizes certain significant segment expenses at the consolidated level to manage the Company’s operations. Our CODM uses these metrics to evaluate future acquisitions of complementary businesses and divestitures of non-core assets.
The measure of segment assets is reported on our unaudited condensed consolidated balance sheets as total assets. We do not have intra-entity transactions. Segment results are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total net sales	$196,590	$210,522	$624,365	$396,741
Less(1):
Cost of sales	179,883	189,374	529,477	325,051
Selling, general and administrative	71,185	62,778	194,652	168,869
Interest expense, net	7,321	9,395	20,211	27,293
Other segment items(2)	(24,732)	91,823	(50,442)	64,313
Income tax (benefit) expense	(2,394)	(12,083)	(1,835)	(20,575)
Net loss from continuing operations	$(34,673)	$(130,765)	$(67,698)	$(168,210)
(1) The significant segment expenses and amounts herein align with the segment-level information that is regularly provided to our CODM.

(2)    Other segment items include warrant liability fair value adjustment, impairment of intangible assets, impairment of assets previously classified as held for sale, derivative liabilities fair value adjustment, loss on settlement of derivative liability and other income, net, from our unaudited condensed consolidated statements of operations and comprehensive loss.
Within our single segment, total expenditures for additions to long-lived assets were $108.5 million and $6.4 million for the three months ended September 30, 2026 and 2025, respectively, and $263.6 million and $36.5 million for the nine months ended September 30, 2026 and 2025, respectively.
19. SUBSEQUENT EVENTS
On October 29, 2026, we issued warrants to purchase up to 500,000 shares of the Company’s common stock at a purchase price of $0.01 per share in connection with the execution of certain commercial contracts. The warrants have a three-year term and are exercisable by either payment of the warrant price or, in lieu of cash exercise, by surrendering a number of warrants having a fair market value equal to the aggregate warrant price, in accordance with the terms of the warrants. We also agreed to provide certain resale registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The warrants were issued as partial consideration for the customer entering into the agreements.
On November 11, 2026, we entered into a commitment letter with Encompass, a related party, under which funds and accounts managed by Encompass committed to purchase up to $15.0 million of the Company's common stock, with the amount, if any, determined solely by the Company. The purchase price per share will be the lower of the official closing price of the Company's common stock immediately before execution of the stock purchase agreement and the average official closing price for the five preceding trading days. The commitment is subject to the execution of definitive documentation and other customary closing conditions and expires on November 16, 2026.

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
Overview
T1 Energy Inc., a Delaware corporation (“T1”, the “Company”, “we”, or “us”), is an energy solutions provider building an integrated U.S. supply chain for solar modules and cells. We currently manufacture and sell photovoltaic (“PV”) solar modules, and battery energy storage systems and software solutions.
We are one of the leading solar manufacturing companies in the United States, primarily selling into the utility-scale market, the largest solar market segment in the U.S. We produce PV solar modules that employ highly energy efficient Passivated Emitter and Rear Contact and Tunnel Oxide Passivated Contact (“TOPCon”) technologies. Our PV solar module manufacturing facility operating in Wilmer, TX (“G1_Dallas”) has a total annual nameplate production capacity of five gigawatts. We believe our facility is one of the most technologically advanced PV solar module plants globally and has achieved annualized run rates above its nameplate capacity. To further expand our U.S. manufacturing footprint, we began construction in December 2025 of the first 2.1-gigawatt phase of our solar cell manufacturing fab in Milam County, Texas (“G2_Austin”). This facility is anticipated to begin production in the second quarter of 2027 of high-efficiency TOPCon solar cells that will be used in the PV solar modules manufactured at G1_Dallas.
Recent Developments
For the three and nine months ended September 30, 2026, we recognized total net sales of $196.6 million and $624.4 million, respectively. Additionally, we ended the third quarter with cash, cash equivalents, and restricted cash of $137.0 million.
On July 1, 2026, we completed the acquisition of KORE Power, Inc., an established engineering-focused battery energy storage systems (“BESS”) and software solutions provider, which we renamed T1 NRI Inc. (“T1 NRI”). The acquisition provides us with an entry point into the energy storage and AI data center infrastructure markets through an expanded potential customer base for solar and storage solutions, and T1 NRI serves the BESS and data center infrastructure markets under the T1 NRI brand.
On July 27, 2026, T1 G1 Dallas Solar Module LLC, a wholly owned subsidiary of the Company (the “Borrower”), entered into that certain Waiver, Consent and Amendment No. 8 to Credit Agreement (the “Eighth Amendment”), by and among the Borrower, the lenders party thereto and HSBC Bank USA, N.A., as administrative and collateral agent (in such capacity, the “Agent”), which amends the senior secured credit agreement governing our $235.0 million senior secured credit facility with a consortium of banks, with HSBC Bank USA, N.A. serving as Agent (as amended, the “Credit Agreement”). The Eighth Amendment, among other things, (i) amends the Credit Agreement to modify or remove certain requirements relating to Trina Solar Energy Development Pte. Ltd.’s (“TED”) (x) ownership of the Company’s common stock and (y) maintenance of directors appointed by TED on the Company’s board of directors and (ii) provides certain waivers and consents by the requisite lenders relating to the foregoing. The Eighth Amendment became effective upon the closing of the initial offering of the Company’s 4.75% Convertible Notes due 2031 (as defined herein) on July 31, 2026.
On July 28, 2026, we acquired certain solar patents and other intellectual property rights from Evervolt Green Energy Holding Pte, Ltd. (“Evervolt”) for total acquisition costs of $135.7 million, which consisted of $135.0 million purchase consideration and $0.7 million of direct transaction costs (“Evervolt IP Acquisition”). We paid a non-refundable option premium of $2.0 million in cash on July 27, 2026 and the $133.0 million purchase price was paid, or is payable, by the Company in four tranches: (i) $60.0 million, which was settled on July 31, 2026, by issuing 13.6 million shares of common stock to Evervolt; (ii) $25.0 million, which was partially settled on September 30, 2026, by issuing 5.0 million shares of common stock to Evervolt, which left an obligation at September 30, 2026 to issue a further 2.2 million shares that are held in abeyance pursuant to the ownership limitation (as defined herein); (iii) $30.0 million, payable on October 15, 2026; and (iv) $18.0 million, payable on October 30, 2026.
Each tranche was or is payable at the Company’s election, (a) in cash, (b) by the issuance of shares of our common stock pursuant to the terms of the agreement with Evervolt, or by a mutually agreed-to ratio of (a) and (b). Pursuant to a letter agreement, dated as of September 25, 2026 (the “Evervolt Letter Agreement”), the Company and Evervolt agreed that the issuance of any shares of common stock in satisfaction of any payment of the purchase price will be deferred (in whole or in part) if such issuance would cause Evervolt to beneficially own more than 4.99% of the then outstanding shares of the common stock (the “ownership limitation”). Subsequent to September 30, 2026, we elected to settle the third and fourth tranches of the purchase price with respect to the Evervolt IP Acquisition with an aggregate of 18.9 million shares of our common stock. We issued 7.0 million shares to Evervolt in November 2026 and the remaining shares are held in abeyance and remain to be issued pursuant to the ownership limitation.

On July 31, 2026, we completed a private placement of $120.0 million aggregate principal amount of the Company’s 4.75% Convertible Senior Notes due 2031 (the “4.75% Convertible Notes due 2031”) to certain qualified institutional buyers. On September 30, 2026, the Company issued an additional $50.0 million in aggregate principal amount of the 4.75% Convertible Notes due 2031. The additional 4.75% Convertible Notes due 2031 are treated as a single series with the existing 4.75% Convertible Notes due 2031 originally issued on July 31, 2026, and have the same terms and conditions. The 4.75% Convertible Notes due 2031 are senior unsecured obligations of the Company and bear interest of 4.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The 4.75% Convertible Notes due 2031 will mature on August 1, 2031, unless earlier repurchased, redeemed or converted.
On October 29, 2026, we issued warrants to purchase up to 500,000 shares of the Company’s common stock at a purchase price of $0.01 per share in connection with the execution of certain commercial contracts. The warrants have a three-year term and are exercisable by either payment of the warrant price or, in lieu of cash exercise, by surrendering a number of warrants having a fair market value equal to the aggregate warrant price, in accordance with the terms of the warrants. We also agreed to provide certain resale registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The warrants were issued as partial consideration for the customer entering into the agreements.
On November 11, 2026, we entered into a commitment letter with Encompass Capital Advisors, LLC ("Encompass"), a related party, under which funds and accounts managed by Encompass committed to purchase up to $15.0 million of the Company's common stock, with the amount, if any, determined solely by the Company. The purchase price per share will be the lower of the official closing price of the Company's common stock immediately before execution of the stock purchase agreement and the average official closing price for the five preceding trading days. The commitment is subject to the execution of definitive documentation and other customary closing conditions and expires on November 16, 2026.
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
•Intellectual Property: We previously licensed certain patents and other intellectual property from Trina Solar. Trina Solar later sold that intellectual property to Evervolt and as a result we licensed the intellectual property from Evervolt. After conducting customary diligence on Evervolt, we believe that Evervolt is not an SFE. As described further above, on July 28, 2026, we acquired such patents and other intellectual property rights from Evervolt.
•Material Assistance: After conducting supply chain diligence, we have purchased solar cells for use in a portion of our PV solar modules to be produced in 2026 from suppliers that have provided certifications of their non-PFE (“MA Compliant”) status and are undertaking diligence to help ensure the remainder of cells for use in 2026 will be MA Compliant. Our efforts to build a domestic supply chain, including domestic cells to be produced at our G2_Austin facility, domestic polysilicon from Hemlock Semiconductor, domestic wafers from Corning, and domestic steel frames from Nextpower, are expected to further bolster our ongoing material assistance compliance efforts.

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
As a leading and growing American advanced solar technology manufacturer, we broadly support tariffs that are intended to benefit the U.S. solar manufacturing industry, investment in reverse technology transfer, and onshoring of critical U.S. energy supply chains. We are specifically in favor of anti-dumping and countervailing duties (“AD/CVD”) in the “Solar IV” case as well as the forthcoming implementation of a Section 232 tariff on imported polysilicon and polysilicon derivatives. Despite our support for the new Section 232 tariffs, which are slated to go into effect on December 4, 2026, we cannot rule out the possibility that they would increase the cost of certain polysilicon derivative goods (e.g., wafers and cells) that we may need to import in the future.
On October 16, 2026, China’s Ministry of Commerce and Ministry of Science and Technology announced proposed revisions to China’s export control framework covering certain technologies, including those relating to solar manufacturing. Although efforts to obtain further clarity about this announcement from outside local counsel in China are underway, the proposed measures appear to include restrictions or prohibitions on the export of specified technologies, such as those for certain high-efficiency TOPCon and XBC crystalline-silicon cells, and equipment that embodies such technologies, including potentially equipment used in the first phase of G2_Austin and equipment that we expect to need for the second phase of G2_Austin. The announcement also appears to have introduced interim pre-export registration requirements for specified technologies, effective immediately. The proposed measures are subject to a public comment period concluding November 15, 2026, and it is unclear when any final technology restrictions or prohibitions would take effect or whether they would differ from the measures proposed. If these measures are adopted as proposed or in a broader form, subject to further advice from local counsel and further developments, we may be prohibited from, or face significant delays, added costs, or licensing conditions in, obtaining equipment, intellectual property, know-how, commissioning, or other support needed for our projects.
We are operating in an uncertain macroeconomic environment with significant volatility that may impact consumer demand. To the extent the macroeconomic environment worsens, it may have a material effect on our results of operations and financial condition.

Results of Operations
The following table sets forth information on our unaudited condensed consolidated results of operations (in thousands, except percentages):

	Three months ended September 30,		2026 vs 2025 Change		Nine months ended September 30,		2026 vs 2025 Change
	2026	2025	($)	(%)	2026	2025	($)	(%)
Net sales	$6,696	$90,385	$(83,689)	(93%)	$6,937	$156,850	$(149,913)	(96%)
Net sales - related party	189,894	120,137	69,757	58%	617,428	239,891	377,537	157%
Total net sales	196,590	210,522	(13,932)	(7%)	624,365	396,741	227,624	57%
Cost of sales	179,883	189,374	(9,491)	(5%)	529,477	325,051	204,426	63%
Gross profit	16,707	21,148	(4,441)	(21%)	94,888	71,690	23,198	32%
Selling, general and administrative	71,185	62,778	8,407	13%	194,652	168,869	25,783	15%
Impairment of intangible assets	—	53,262	(53,262)	(100%)	—	54,672	(54,672)	(100%)
Total operating expenses	71,185	116,040	(44,855)	(39%)	194,652	223,541	(28,889)	(13%)
Total other (expense) income	17,411	(47,956)	65,367	(136%)	30,231	(36,934)	67,165	(182%)
Loss from continuing operations before income taxes	$(37,067)	$(142,848)	$105,781	(74%)	$(69,533)	$(188,785)	$119,252	(63%)
Net loss from discontinued operations, net of tax	$(5,892)	$206	$(6,098)	NM	$(36,822)	$(10,497)	$(26,325)	251%

NM - Not meaningful
Net sales
Net sales consist of sales of PV solar modules, net of intangible asset amortization for customer contracts and sales and installation of battery energy storage systems and related services. We recognize sales for PV solar modules at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.
Total net sales decreased by $13.9 million in the three months ended September 30, 2026 and increased by $227.6 million for the nine months ended September 30, 2026, compared to the same periods in 2025. Third-party sales of PV solar modules were nominal in 2026 because substantially all modules produced are sold to TUS under our offtake agreements, slightly offset by the third-party sales from T1 NRI's $6.7 million of energy storage systems sales during the three months ended September 30, 2026. The increase in related party sales during the three and nine months ended September 30, 2026 was primarily driven by increased production volume compared to the same periods in 2025. We began selling PV solar modules after our acquisition of all the shares of capital stock of Trina Solar (U.S.) Holding, Inc. and related subsidiaries on December 23, 2024 (the “Trina Business Combination”).
Cost of sales
Cost of sales includes the cost of raw materials and components for manufacturing PV solar modules and BESS and system solutions. In addition, our cost of sales includes direct labor for the manufacturing of PV solar modules, BESS, system solutions and manufacturing overhead, such as engineering, equipment maintenance, quality and production control, and information technology. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, environmental health and safety costs, and costs associated with shipping. These costs are offset by our generation of 45X Tax Credits.
Cost of sales decreased by $9.5 million in the three months ended September 30, 2026 and increased by $204.4 million for the nine months ended September 30, 2026, compared to the same periods in 2025. The decrease for the three months ended September 30, 2026 is primarily due to lower sales volumes that correspondingly decreased net sales, partially offset by higher facilities-related costs during the period when compared to the same period in 2025. The primary increases for the nine months ended September 30, 2026 is a direct result of increased sales volumes that correspondingly increased net sales period over period along with higher facility-related expenses period over period. These increases were partially offset with $24.4 million of tariff refunds recognized as a reduction of Cost of sales during the nine months ended September 30, 2026, with no equivalent in the comparative 2025 period.
Selling, general and administrative

Selling, general and administrative expenses primarily consist of personnel and personnel-related expenses for our sales, marketing and administrative personnel, commissions, royalty fees, costs for administrative offices, insurance, and outside professional services including legal, accounting, and other advisory services.
Selling, general and administrative expenses increased by $8.4 million in the three months ended September 30, 2026, when compared to the same period in 2025, primarily due to higher legal and professional fees, higher personnel and share-based compensation expenses, partially offset by lower royalty expenses as a result of the Evervolt IP Acquisition and the reversal of previously recorded allowance for credit losses of $5.6 million with no comparable activity in 2025. For the nine months ended September 30, 2026, selling, general and administrative expenses increased by $25.8 million, when compared to the same period in 2025, which is primarily driven by higher personnel and share-based compensation, facilities expenses, legal and other professional service expenses and partially offset by lower fees and commissions payable to TUS under the offtake contract.
Total other (expense) income
Total other income primarily consists of the fair value adjustments on our warrant and derivative liabilities, and interest expense, net.
Total other income increased by $65.4 million for the three months ended September 30, 2026 and increased $67.2 million for the nine months ended September 30, 2026, compared to the same periods in 2025.
The change for the three months ended September 30, 2026 is primarily due to a $52.5 million increase in the derivative liabilities fair value adjustment (a $21.6 million gain compared to a $30.9 million loss), the absence of the $5.8 million loss on settlement of derivative liability and $3.0 million impairment of assets previously classified as held for sale recognized in 2025, an increase in other income of $2.1 million and a decrease in interest expense of $2.1 million.
The change for the nine months ended September 30, 2026 is primarily due to a $40.7 million increase in the derivative liability fair value adjustment (a $36.1 million gain compared to a $4.6 million loss), the absence of the $5.8 million loss on settlement of derivative liability and $5.0 million impairment of assets previously classified as held for sale recognized in 2025, a decrease in interest expense of $7.1 million, an increase in the warrant liability fair value adjustment of $6.1 million, and an increase in other income of $2.5 million.
Net loss from discontinued operations, net of tax
We concluded that certain assets of our European businesses and our business in Coweta County, Georgia met the criteria for classification as held for sale as of December 31, 2024 and 2025. Additionally, we concluded that the ultimate disposal of these businesses represents a strategic shift that has had a major effect on our operations, resulting in the presentation of the historical financial results of these businesses as discontinued operations.
Net loss from discontinued operations, net of tax increased by $6.1 million for the three months ended September 30, 2026 and increased $26.3 million for the nine months ended September 30, 2026, compared to the same periods in 2025. The increase for the three months ended September 30, 2026 primarily relates to an accrual of $6.0 million in estimated fees associated with the expected disposal of our European businesses with no comparable offset in the prior period. The increase for the nine months ended September 30, 2026 relates to an increase of $17.4 million in valuation allowance for assets classified as held for sale within discontinued operations, an increase of $10.5 million for the accrual in estimated fees associated with the expected disposal of our European businesses, the absence of the $5.7 million gain from the sale of land in Coweta County and $1.5 million for the related tax expense from the sale that was recognized in 2025 with no comparable amounts in 2026 and a decrease of $4.2 million in general and administrative expenses as the business winds down.
Financial Condition, Liquidity, and Capital Resources
Liquidity and Capital Resources
As of September 30, 2026, we had approximately $137.0 million of cash, cash equivalents, and restricted cash. Our principal sources of liquidity are cash and cash equivalents, cash flows from operations, monetization of 45X Tax Credits, issuances of equity, equity-linked debt and debt securities. We expect our operating cash flows to generate sources of liquidity as we continue to monetize our 45X Tax Credits and sell our finished goods inventory.
We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the next 12 months from the issuance of these financial statements.
Our future liquidity requirements depend on many factors, including the timing and extent of the following: capital expenditures for construction of G2_Austin and other future facilities and purchase of related equipment; spending on other growth initiatives including future strategic acquisitions; spending to support revenue generating activities; and general economic conditions. In addition to those activities, our short-term liquidity will be utilized to fund the current portion of non-cancellable commitments including leases and debt obligations.
We continue to evaluate the extent of benefits available to us under the IRA, which are expected to favorably impact our liquidity and capital resources in future periods. For example, we currently expect to qualify for the Advanced Manufacturing Production Credit (the “45X Tax Credit”) under Section 45X of the Internal Revenue Code of 1986, as amended (the “IRC”), which provides certain specified benefits for PV solar modules and PV solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (the “IRS”) or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 7 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the 45X Tax Credits we generate will continue to provide us with a significant source of funding. Any changes to the statutes or regulatory guidance regarding Section 45X of the IRC arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law by the IRS, the U.S. Treasury Department, or the courts, (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, or (iv) changes to U.S. government priorities, policies, or initiatives, could materially adversely impact our financial condition, results of operations, and cash flows.
Our long-term operating plan requires the repayment of non-cancellable commitments including leases and debt obligations. In addition, our planned investments in our business and manufacturing footprint, as currently devised, will require significant financing to complete. Such financing may not be available at terms acceptable to us, or at all. The credit market and financial services industry have in the past experienced, and may in the future experience, periods of uncertainty that could impact the availability and cost of equity, equity-linked debt and debt financing. If we are unable to raise substantial additional capital, our ability to invest in further facilities or other development projects will be significantly delayed or curtailed which would have a material adverse impact on our business prospects and results of operations. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or other borrowings could impose significant restrictions on our operations. If we raise funds by issuing equity or equity-linked securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of our common stock.
We have decided to develop our planned G2_Austin solar cell manufacturing facility in two phases. Each phase is a standalone development with limited shared infrastructure. We also believe we are positioned to flex capacity in the future to develop up to three phases at G2_Austin, potentially totaling as many as 8 gigawatts on our existing leasehold.
During the third quarter, we completed the primary G2 steel structure and took delivery of all the remaining Phase 1 production line equipment at U.S. ports. Mechanical, Electrical, and Plumbing (“MEP”) installation commenced in September 2026 and continues ahead of the planned completion of trades work and preparation of the Cleanroom. As previously announced, we are in negotiations with certain institutional investors under exclusivity (with certain exceptions) to finalize a G2_Austin debt financing solution. Given the progress on construction to date and the projected timing of initial cell deliveries under customer contracts, we intend to temporarily match the pace of capital spending at G2_Austin with the expected timeline to close a G2_Austin financing solution. However, any such financing is subject to the negotiation and execution of definitive documentation and the satisfaction of numerous conditions precedent (some of which may be beyond T1’s control), and may include or require the issuance of additional equity or equity-linked securities. There can be no assurance that definitive documents will be agreed, or that any such financing will be completed on a timely basis on terms acceptable to us, or at all. See Part II. Item 1A. Risk Factors.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine months ended September 30,		2026 vs 2025 Change
	2026	2025	($)	(%)
Net cash provided by (used in) operating activities	(175,763)	52,475	(228,238)	(435%)
Net cash used in investing activities	(258,313)	(9,615)	(248,698)	NM
Net cash (used in) provided by financing activities	300,292	(33,554)	333,846	NM

NM - Not meaningful
Operating Activities
Net cash used in operating activities increased by $228.2 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by increases in working capital that resulted in more cash used during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, related to changes in operating assets and liabilities of $243.0 million, partially offset by a decrease in net loss excluding non-cash expenses, gains and losses of $14.8 million.

Investing Activities
Net cash used in investing activities increased by $248.7 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in cash used in investing activities was primarily driven by proceeds from the sale of property and equipment of $50.0 million during the nine months ended September 30, 2025 relating to our land in Coweta County, Georgia with no comparable amounts for the same period in 2026, increased purchases of property and equipment of $189.3 million during the nine months ended September 30, 2026, a decrease of $1.2 million related to proceeds from the return of property and equipment deposits during the nine months ended September 30, 2025 with no comparable amounts in the nine months ended September 30, 2026, and an increase of $8.6 million related to the issuance of notes receivable during the nine months ended September 30, 2026, with no comparable amounts in 2025. The notes receivable were settled as part of the T1 NRI Business Combination.
Financing Activities
Net cash provided by financing activities increased by $333.8 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in cash provided by financing activities was primarily due to $341.6 million proceeds received from the issuance of the 4.00% Convertible Notes due 2031 and 4.75% Convertible Notes due 2031, net of underwriting and placement fees, during the nine months ended September 30, 2026, with no comparable amounts in 2025, proceeds of $7.3 million received from the subscription receivable for Trina Anti-Dilution Right offset by the repayment of T1 NRI debt of $12.8 million.
Critical Accounting Estimates
Our critical accounting estimates are consistent with those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026, except as described below.
Business Combinations and Asset Acquisitions
We account for acquisitions of businesses under ASC 805 and allocate the fair value of purchase consideration to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. Consideration transferred includes the fair value of any contingent or deferred consideration. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. When an acquisition does not meet the definition of a business, we account for it as an asset acquisition. We record the assets at cost, which includes direct transaction costs, and allocate that cost to the assets acquired on a relative fair value basis.
The determination of fair values of assets acquired and liabilities assumed requires estimates and the use of valuation techniques when a market value is not readily available. Such valuations require our management to make significant estimates and assumptions, especially with respect to intangible assets. Significant judgment was exercised in estimating the fair value of customer relationships, backlog, trade names, developed technology and other intellectual property acquired in the T1 NRI Business Combination. This involved the use of estimates and assumptions with respect to projected revenues and margins, discount rates, customer attrition, royalty rates and useful lives. We use third-party valuation specialists to assist with certain measurements. We remain responsible for the assumptions used.
Where consideration is deferred or contingent, we estimate its fair value using valuation techniques such as Monte Carlo simulation or option-pricing models, which require assumptions about forecasted revenue, volatility, discount rates, our own credit risk, the expected timing of payment and, for restricted shares, discounts for lack of marketability. Liability-classified contingent consideration is remeasured to fair value each reporting period, with changes recorded in earnings, and a change in forecasted results could materially affect our results in the period of change.
If we obtain new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified and liabilities assumed. Changes in contingent consideration resulting from events after the acquisition date are not measurement period adjustments and are recorded in earnings.
Useful Life and Amortization of Acquired Intangible Assets
We amortize acquired finite-lived intangible assets over their estimated useful lives, using the pattern in which their economic benefit is consumed. For certain acquired intellectual property used in production, we amortize on a units-of-production basis. We divide the carrying amount of the asset by the units of output we expect to produce over its remaining useful life and apply the resulting rate to actual output in each period. Because the technology is used in production, the amortization is included in the cost of the products produced and is charged to cost of sales as those products are sold.
Two estimates determine this charge, and each requires significant judgment. The first is the useful life of the asset. The legal life of acquired patents is the ceiling, but within that ceiling the period over which the technology contributes to our cash flows depends on our expected use of it and on technological obsolescence, and process technology in our industry advances rapidly. The second is our forecast of production output over that useful life, which sets the amortization rate per unit. That forecast rests on assumptions about our production ramp, facility utilization and demand for the products we produce, and on our assumption as to the rate at which the benefit of the acquired technology declines as the manufacturing process is superseded. A shorter useful life, a lower output forecast or faster obsolescence would increase amortization in the periods affected.
We review the useful life and the output forecast each reporting period. A change in either is accounted for as a change in accounting estimate and applied prospectively, increasing or decreasing amortization in the period of change and in future periods, with no adjustment to amounts previously reported.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company” we are not required to disclose information under this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weakness described below.
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
Remediation Plan
Management has continued to execute its remediation plan during the third quarter of 2026. Remediation efforts during the quarter have primarily focused on establishing elements of the Company’s control environment, including governance, training, and financial close processes. Actions completed or initiated during the quarter include the following:
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
•Management has implemented a self-certification process whereby control owners certify that controls, as designed, are in place and have been performed, or are expected to be performed, in accordance with applicable requirements. This process has been established and was executed in connection with the preparation of this Quarterly Report on Form 10-Q.
•Management established procedures for reporting to executive leadership and the Audit Committee on a recurring basis regarding the effectiveness of internal controls and the status of remediation efforts.

•Management has recently filled various internal roles in its ongoing initiative aimed at maintaining sufficiently trained and experienced individuals.
Remediation efforts related to general information technology controls within the Company’s Oracle-based IT system and process-level controls over revenue and inventory remain ongoing. Controls have been substantially designed and, in some cases, implemented; however, these controls have not operated for a sufficient period of time to allow management to complete operating effectiveness testing.
Accordingly, management has not yet concluded that the material weakness has been remediated. Management expects remediation efforts to continue throughout fiscal year 2026 and will evaluate the effectiveness of the remediated controls once they have been implemented and have operated for a sufficient period of time.

Changes in Internal Control over Financial Reporting
Except as described above, no changes in our internal control over financial reporting occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. Although the ultimate outcome of pending matters described below is not presently determinable, we believe, when taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these pending matters will not have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the ultimate outcome of these matters cannot be determined at this time, and we cannot provide assurance that we will be successful in contesting these matters, or that we will not need to accrue or pay additional amounts in the future, which could be material.
On June 5, 2025, July 1, 2025 and July 31, 2025, we received notices from U.S. Customs and Border Protection (“CBP”) relating to potential customs duties on goods imported in 2024 by one of the entities we acquired in the Trina Business Combination (the “Notices”). We have engaged with CBP on these Notices and explained why we believe they are without legal or factual merit. In March and April 2026, we received bills from CBP for alleged duties on goods imported in 2024 by the same entity acquired in the Trina Business Combination.  These bills relate to the same entries covered by some of the Notices and appear to be rooted in the same erroneous reasoning as those Notices. The Company is engaging with CBP, through outside counsel, to correct what it believes is the erroneous application of duties, including through an administrative protest with CBP filed on June 10, 2026. We are not required to pay the billed duties while pursuing this process. It is not possible at this time to predict the duration, outcome, or impact of these matters through their final resolution (including appeals before the reviewing courts), which the Company maintains would ultimately be subject to indemnification pursuant to the Trina Business Combination.
In April 2026, CBP launched a program allowing importers to submit claims for refunds of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Two months before the launch of this program, the U.S. Supreme Court declared these tariffs invalid. The Company has incurred IEEPA tariffs and has submitted claims for refunds of $33.5 million. During the nine months ended September 30, 2026, we received $24.4 million of our claims and recognized this amount as a reduction to Cost of sales. Additionally, we received and recognized $0.9 million as interest income within Other income, net.
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
RWE Investco EPC MGMT, LLC filed an action, dated December 19, 2025 and served January 7, 2026, against a subsidiary of the Company and TUS, in the Superior Court of the State of California for the County of San Francisco (the “Lawsuit”) alleging breach of contract claims relating to a long-term offtake agreement. We contest the allegations and intend to vigorously defend against the Lawsuit and pursue all legal remedies available to the Company, including but not limited to a Cross-Complaint filed in January 2026 asserting claims against RWE Investco EPC MGMT, LLC and seeking damages, and a complaint filed in March 2026 against RWE Aktiengesellschaft in the Supreme Court of the State of New York for the County of New York, seeking to enforce its unconditional guaranty of RWE Investco EPC MGMT, LLC’s payment obligations under the long-term offtake agreement for up to $100 million, which was removed to the United States District Court for the Southern District of New York.
First Solar, Inc. initiated patent infringement proceedings in early 2026 against numerous companies in the solar industry, including a district court proceeding against T1 Energy Inc. and T1 G1 Dallas Midco Inc., alleging that such companies are and have been willfully infringing U.S. Patent No. 9,130,074 (the “’074 Patent”) by, among other actions, importing certain solar cells. Separately, also in early 2026, the U.S. International Trade Commission published a Notice of Receipt of Complaint filed by First Solar, Inc. alleging that multiple proposed respondents, including T1 Energy Inc. and T1 G1 Dallas Solar Module LLC, are knowingly and intentionally infringing the ’074 Patent by, among other actions, importing certain solar cells. In that proceeding, First Solar, Inc. has requested that the U.S. International Trade Commission issue a general exclusion order prohibiting the importation of products that infringe the ’074 Patent, which First Solar, Inc. alleges includes TOPCon solar cells, as well as cease-and-desist orders to all respondents with respect to the importation, sale, marketing, or distribution of such products. On March 31, 2026, the district court stayed its proceedings, at First Solar’s request, until the conclusion of the U.S. International Trade Commission investigation. The U.S. International Trade Commission hearing is scheduled to commence on February 16, 2027. We contest the allegations by First Solar, Inc. and will vigorously defend against them and pursue all legal remedies available to the Company.
In September 2026, the Fort Worth Regional Office of the United States Securities and Exchange Commission (the “SEC”) informed the Company that it is conducting an investigation into T1’s public disclosures related to its eligibility for 45X Tax Credits and certain other accounting matters. The Company intends to cooperate fully with the SEC investigation. It is not possible to predict the duration or outcome of the investigation at this time.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in (i) Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026, as amended and supplemented by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026, and (ii) Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, filed with the SEC on August 12, 2026 (the “Second Quarter 2026 Form 10-Q”), which could materially affect our business, financial condition, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K and in our subsequent filings with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K other than (i) those set forth in the Second Quarter 2026 Form 10-Q and (ii) those explained below.
Any G2_Austin financing solution will be subject to numerous conditions precedent that we may be unable to satisfy or that may be outside our control, and any such financing may not be available to us.
Any G2_Austin financing solution will be subject to numerous conditions precedent that we may be unable to satisfy, or that may be outside of our control, and such financing may never become available to us. The willingness of potential investors to enter into definitive documentation and to provide debt financing will be strictly subject to the satisfaction or waiver of numerous conditions precedent. These conditions may include the execution of definitive documentation, the completion of satisfactory due diligence, the receipt of applicable approvals, the completion of additional offerings of equity or equity-linked securities by us (any such condition, an “equity condition”) in amounts which may be substantial, the repayment of certain of our existing indebtedness and other closing conditions. We cannot assure you that we will be able to satisfy these conditions in a timely manner (including prior to the expiration of any applicable termination date), or at all, that any sales of our common stock or equity-linked securities to satisfy any equity condition will be at reasonable prices or that any conditions that are not satisfied will be waived.
If we are unable to satisfy the conditions precedent to any G2_Austin financing solution, or if a potential investor declines or is unable to waive unsatisfied conditions, such financing may not be available at the time expected, or at all. Any failure to obtain the expected financing could require us to seek alternative financing (which may be limited by exclusivity terms and, in certain circumstances, require the payment of a termination fee), reduce or delay planned expenditures for the construction of G2_Austin, modify our operating plans, or pursue other strategic or financing alternatives, any of which may be unavailable on acceptable terms, or at all, and could adversely affect our business, financial condition, results of operations and cash flows.
Any G2_Austin financing solution is subject to negotiation and execution of definitive documentation.
Any G2_Austin financing solution remains subject to the negotiation, execution and delivery of definitive documentation, and we cannot assure you that we will be able to negotiate and enter into definitive documentation on terms acceptable to us, on the timeline anticipated, or at all. If we enter into definitive documentation on terms that are less favorable than expected, or if we are unable to enter into definitive documentation at all, our business, financial condition, results of operations and cash flows, and our ability to execute our business plan, could be adversely affected. In addition, restrictive terms in any definitive documentation could make it more difficult for us to obtain additional financing, respond to changing business and market conditions, or pursue opportunities that may otherwise be beneficial to our business.
The definitive documentation with respect to any G2_Austin financing solution is expected to contain affirmative and negative covenants, financial covenants, mandatory prepayment events and other terms that may restrict our ability and the ability of our subsidiaries to take actions management believes are important to our long-term strategy, and therefore could have a material adverse effect on our business, financial condition, results of operations and cash flow.
The definitive documentation with respect to any G2_Austin financing solution, if executed, is expected to contain affirmative covenants requiring us to take certain actions, negative covenants restricting our ability to take certain actions and certain financial covenants. The definitive documentation with respect to any G2_Austin financing solution is also expected to contain certain mandatory prepayment events that could reduce the amount of cash available to operate and grow our business and restrict our ability to pursue long-term strategic goals. Compliance with the affirmative and negative covenants, financial covenants, mandatory prepayment events and other terms that are expected to be contained in such definitive documentation could restrict our ability to operate and grow our business and to take actions that management believes are important to our long-term strategic goals. If strategic transactions we wish to undertake are restricted by such definitive documentation, our ability to execute our long-term strategy could be materially adversely affected, which could in turn have a material adverse effect on our business, financial condition, results of operations and cash flow.
The exercise of any warrants issuable pursuant to the terms of any G2_Austin debt financing solution into shares of common stock would dilute the ownership position of existing common stockholders, and the sale of a substantial number of shares of common stock in the public market either as a result of the exercise of warrants or in order for the Company to comply with any equity condition, or the perception of such sales, could cause the Company’s stock price to decline.
The terms of any G2_Austin financing solution may include the issuance of warrants to purchase shares of our common stock. The shares of common stock into which any such warrants will be exercisable may be substantial and may cause existing common stockholders to experience substantial dilution of their ownership positions. Furthermore, the sale of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, including of the shares issuable upon exercise of any such warrants or in connection with satisfaction of any equity condition, could depress the market price of the common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities in the future. We are unable to predict the effect that sales may have on the prevailing market price of the common stock.
We are, and from time to time may be, involved in commercial or contractual disputes, warranty claims, investigations and other legal proceedings, which could have a material adverse impact on our business, financial condition, results of operations, cash flows and reputation.
We are, and from time to time may be, involved in commercial or contractual disputes, warranty claims, investigations and other legal proceedings, which could be significant. These are typically claims that arise in the normal course of business, including, without limitation, disputes with suppliers or customers; intellectual property matters; personal injury claims; environmental issues; tax matters; product liability matters; and employment matters. As described in Part II, Item 1. Legal Proceedings, we are responding to a subpoena from the DOJ and voluntary document requests from the SEC. Responding to investigations can be lengthy, expensive and disruptive. We are also involved in litigation with RWE Investco EPC MGMT, LLC relating to an offtake contract and First Solar relating to certain intellectual property claims. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Any material financial exposure or other adverse outcome with respect to these matters could have a material adverse impact on our business, financial condition, results of operations, cash flows and reputation.
Additionally, we are subject to warranty claims from time to time and may in the future be subject to additional warranty claims, including as a result of our entry into the BESS market. Although we maintain warranty reserves intended to cover such claims, our estimated warranty costs are based on various assumptions, which could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace products under warranty in the future. If our warranty claims are significant or unexpected, if warranty claims are more expensive to resolve than anticipated, or if our warranty reserves are inadequate to cover future warranty claims, including with respect to our BESS products, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Warrants
On October 29, 2026, we issued warrants to purchase up to 500,000 shares of the Company’s common stock at a purchase price of $0.01 per share in connection with the execution of certain commercial contracts. The warrants have a three-year term and are exercisable by either payment of the warrant price or, in lieu of cash exercise, by surrendering a number of warrants having a fair market value equal to the aggregate warrant price, in accordance with the terms of the warrants. We also agreed to provide certain resale registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The warrants were issued as partial consideration for the customer entering into the agreements. The issuance of the warrants and any shares of common stock issuable upon exercise thereof is being made without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.
Evervolt IP Acquisition
On October 30, 2026, we elected to settle the fourth tranche of the purchase price of the Evervolt IP Acquisition with the issuance of 8,895,880 shares of our common stock to Evervolt, all of which shares are held in abeyance and remain to be issued pursuant to the ownership limitation. The issuance of any shares of common stock as payment of the purchase price of the Evervolt IP Acquisition has been, or will be, made without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
Exhibit Index

Exhibit Number	Exhibit Description
4.1
Indenture, dated as of July 31, 2026, between T1 Energy Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2026).

4.2	Form of 4.75% Convertible Senior Note due 2031 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2026).
10.1	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2026).+
10.2	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2026).+
10.3
Intellectual Property Purchase Agreement, dated as of July 28, 2026, by and between T1 Energy Inc. and Evervolt Green Energy Holding Pte, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 28, 2026).+

10.4
Call Option Agreement, dated as of July 27, 2026, by and between T1 Energy Inc. and Evervolt Green Energy Holding Pte, Ltd. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 28, 2026).+

10.5
Waiver, Consent and Amendment No. 8 to Credit Agreement, dated as of July 27, 2026, among T1 G1 Dallas Solar Module LLC, as borrower, the lenders party thereto, HSBC Bank USA, N.A., as administrative agent for the lenders, and HSBC Bank USA, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 30, 2026).

10.6*	Letter Agreement, dated as of September 25, 2026, by and between T1 Energy Inc. and Evervolt Green Energy Holding Pte, Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in Inline XBRL interactive data files: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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
T1 Energy Inc.

Date: November 12, 2026	/s/ Joseph Evan Calio
	Name:	Joseph Evan Calio
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2026	/s/ Tom Mahrer
	Name:	Tom Mahrer
	Title:	Chief Accounting Officer
(Principal Accounting Officer)